Form 10-Q
period 1996-06-30
AMERICAN STATES FINANCIAL CORP
filed 1996-08-13
CIK 1010787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  1-11733

                     AMERICAN STATES FINANCIAL CORPORATION


         INDIANA                                       NO. 35-1976549
   State of Incorporation                    I.R.S. Employer Identification No.

   500 NORTH MERIDIAN STREET
   INDIANAPOLIS , INDIANA  46204 - 1275               (317) 262-6262
   Address of principal executive offices            Telephone Number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [    ]  No [ X ]

Shares of common stock outstanding as of August 7, 1996:  60,050,515

The exhibit index to this report is located on page 20.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,    December, 31
                                                                             1996          1995
                                                                          -----------  ------------
                                                                          (Dollars in Thousands)
ASSETS
Investments:
 Securities available-for-sale at fair value:
   Fixed maturity (amortized cost: 1996 - $3,498,796; 1995 - $3,590,601)   $3,616,959    $3,860,883
   Equity (cost: 1996 - $337,622; $1995 - $374,232)                           397,445       437,685
 Mortgage loans                                                                33,747        33,319
 Short-term investments                                                       122,665        63,170
 Other invested assets                                                         37,727        35,178
                                                                            _________     _________
     Total investments                                                      4,208,543     4,430,235

Cash                                                                           13,486        12,708
Premium receivable                                                            414,854       377,802
Deferred policy acquisition costs                                             208,760       199,192
Properties to be sold                                                          41,029        41,403
Property and equipment                                                         30,819        29,823
Accrued investment income                                                      63,542        66,173
Federal income taxes                                                          171,320        93,552
Cost in excess of net assets of acquired subsidiaries                          99,481       101,190
Ceded reinsurance on claims and claims expense reserves                       173,854       136,939
Miscellaneous                                                                  57,224        43,073
                                                                            _________     _________

     Total Assets                                                          $5,482,912    $5,532,090
                                                                             ========      ========

                            (continued on next page)


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)


                                                                            June 30,                December, 31
                                                                              1996                      1995
                                                                            ---------                -----------
                                                                                      (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Losses, loss adjustment expense and future policy benefits                            $2,912,815    $2,828,337
  Unearned premiums                                                                        729,059       718,478
                                                                                         _________     _________
      Total policy liabilities and accruals                                              3,641,874     3,546,815

Commissions and other expenses                                                             111,653       134,031
Outstanding checks                                                                          68,130        67,308
Other liabilities                                                                          143,010       115,229
Notes payable                                                                               99,414             -
Debt with affiliate                                                                        200,000             -
                                                                                         _________     _________
      Total liabilities                                                                  4,264,081     3,863,383

Shareholders' equity:
Common stock, no par value: 195,000,000 shares authorized, shares issued
    and outstanding: 1996 - 60,050,515; 1995 - 50,000,000                                  304,792       387,547
  Net unrealized gain on securities available-for-sale                                     113,974       211,767
  Retained earnings                                                                        800,065     1,069,393
                                                                                         _________     _________
      Total shareholders' equity                                                         1,218,831     1,668,707
                                                                                         _________     _________
      Total liabilities and shareholders' equity                                        $5,482,912    $5,532,090
                                                                                          ========      ========



See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME










                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                              1996       1995       1996          1995
                                            ---------  ---------   -------      --------
                                                      (Dollars in Thousands,
                                                      Except Per Share Data)
Revenue:
 Premiums and other revenue                $424,483     $431,525     $848,477    $870,247
 Net investment income                       66,156       67,191      134,489     133,652
 Realized gain on investments                 7,374        6,256       28,470      33,471
                                         __________   __________   __________  __________
     Total revenue                          498,013      504,972    1,011,436   1,037,370

Benefits and expenses:
 Benefits and settlement expenses           332,342      359,246      655,905     664,650
 Commissions                                 72,510       72,300      144,382     144,424
 Operating and administrative expenses       51,051       56,986      102,224     116,036
 Taxes, licenses and fees                     8,322       10,080       20,240      22,118
 Interest on debt                             1,835            -        1,835           -
                                         __________   __________   __________  __________
     Total benefits and expenses            466,060      498,612      924,586     947,228

     Income before federal income taxes      31,953        6,360       86,850      90,142

Federal income taxes (credit)                 2,194     (10,415)       10,178       7,880
                                         __________   __________   __________  __________
     Net income                             $29,759      $16,775      $76,672     $82,262
                                         ==========   ==========   ==========  ==========
Net income per share                           $.55         $.34        $1.48       $1.65
                                         ==========   ==========   ==========  ==========
Weighted average shares outstanding      53,644,692   50,000,000   51,832,414  50,000,000
                                         ==========   ==========   ==========  ==========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                  Six Months Ended
                                                                      June 30,
                                                                 1996          1995
                                                               ---------   ----------
                                                               (Dollars in Thousands)
Common stock:
   Balance at beginning of period
      Issued in stock offering                                 $  387,547   $  387,547
      Issued to employee benefit plans                            215,482            -
      Assumption and issuance of debt with affiliate                1,161            -
                                                                 (299,398)           -
                                                               ----------   ----------
         Balance at end of period                                (304,792)     387,547
Net unrealized gain (loss) on securities available-for-sale:

   Balance at beginning of period                                 211,767       (9,110)
     Change during the period                                     (97,793)     159,632
                                                               ----------   ----------
         Balance at end of period                                 113,974      150,522
Retained earnings:
         Balance at beginning of period                         1,069,393    1,090,129
            Dividend of assets to affiliate                      (299,866)           -
            Cash dividends declared to affiliate                  (46,134)     (92,000)
            Net income                                             76,672       82,262
                                                               ----------   ----------
               Balance at end of period                           800,065    1,080,391

               Total shareholders' equity                      $1,218,831   $1,618,460
                                                               ==========   ==========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 Six Months Ended
                                                                     June 30,
                                                                1996         1995
                                                             -----------  -----------
                                                             (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $76,672      $82,262
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
   Deferred policy acquisition costs                             (4,270)      (7,449)
   Premiums and fees in course of collection                    (37,052)     (33,647)
   Accrual of discount on investments                            (9,617)      (8,771)
   Amortization of premium on investments                         2,767        3,870
   Accrued investment income                                     (1,800)       4,592
   Policy liabilities and accruals                               76,793       22,012
   Federal income taxes                                         (25,110)     (32,025)
   Provisions for depreciation                                    3,850        5,269
   Gain on sale of investments                                  (28,470)     (33,471)
   Ceded reinsurance on claims and claims expense reserves      (36,914)      (1,348)
   Other                                                        (21,514)       2,744
                                                               --------     --------
      Net adjustments                                           (81,337)     (78,224)
                                                               --------     --------
      Net cash provided by (used in) operating activities        (4,665)       4,038

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale: Purchase of investments      (753,087)    (622,579)
                             Sales of investments               583,064      595,498
                             Maturities and redemptions          38,401       38,903
   Purchase of mortgage loans and other investments              (7,011)      (5,220)
   Sale or maturity of mortgage loans and other investments       3,945       23,549
   Net (increase) decrease in short-term investments            (59,495)      87,630
   Net purchase of property and equipment                        (4,472)      (2,704)
   Other                                                         16,518        1,424
                                                               --------     --------
      Net cash provided by (used in) investing activities      (182,137)     116,501

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       215,482            -
   Universal life investment contract deposits                   24,837       23,816
   Universal life investment contract withdrawals                (6,605)      (4,427)
   Dividends paid to affiliate                                  (46,134)    (137,000)
                                                               --------     --------
      Net cash provided by (used in) financing activities       187,580     (117,611)
                                                               --------     --------
      Net increase in cash                                          778        2,928
Cash at beginning of period                                      12,708       11,134
                                                               --------     --------
Cash at end of period                                          $ 13,486     $ 14,062
                                                               ========     ========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the American States Financial Corporation prospectus dated May 22, 1996. Unless the context otherwise indicates; (i) the "Company" refers to American States Financial Corporation and its wholly-owned, consolidated subsidiaries; (ii) "ASI" refers to American States Insurance Company, the Company's sole direct wholly-owned subsidiary, and its consolidated subsidiaries; and (iii) the "Subsidiaries" refer to the direct and indirect subsidiaries of the Company, which include ASI and its subsidiaries. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

1.  ORGANIZATION AND BASIS OF PRESENTATION

     On February 5, 1996, the Company was incorporated in the State of Indiana to serve as the holding company for ASI. The formation of the Company was done in contemplation of an initial public offering. On April 22, 1996, ASI declared, and on May 15, 1996, it distributed to its parent, Lincoln National Corporation ("LNC"), a dividend of $300 million, consisting primarily of tax-exempt securities ("Dividended Assets"). On May 16, 1996, LNC transferred all of the outstanding shares of ASI to the Company in exchange for 50,000,000 shares of the Company's common stock. Concurrently with the transfer of the ASI stock, the Company assumed $100 million of LNC debt ("Assumed Debt") and issued a $200 million note to LNC (the "Term Note").

     On May 29, 1996, the Company issued 10,000,000 shares of common stock at $23 per share to the public (the "Offering"). The net proceeds from the Offering (after deduction of underwriting discounts and offering expenses) were $215.5 million. The Company contributed $140.5 million of such net proceeds to ASI to enable it to invest in taxable securities for its investment portfolio to partially replace the Dividended Assets. The remainder of the net proceeds were retained by the Company for general corporate purposes. As a result of the Offering, LNC's ownership was reduced to approximately 83%.

     The 50,000,000 shares held by LNC are "restricted shares" as defined by Rule 144 of the Securities Act of 1993, as amended (the "Securities Act").
Such shares may not be resold in the absence of registration under the Securities Act or exemptions from such registration, including, among others, the exemption provided by Rule 144 under the Securities Act. As an affiliate of the Company, LNC is subject to certain volume restrictions on the sale of shares of the Company's common stock. The Company and LNC have agreed not to sell or otherwise dispose of any shares of the Company's common stock or securities convertible into or exercisable for the Company's common stock until, at the earliest, September 19, 1996 without the prior written consent of the representatives of the underwriters.

     The Company's common stock is publicly traded on the New York Stock Exchange under the symbol "ASX".

     The transfer of ASI stock to the Company by LNC in exchange for Company common stock and the Assumed Debt and Term Note have been accounted for similar to a pooling of interests in the consolidated financial statements of the Company, in that the assets, liabilities, shareholders' equity and the results of operation of the Company and its subsidiaries have been combined at historical carrying values.

     The consolidated financial statements as of and for the periods ended June 30, 1996 and 1995, are unaudited. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany balances and transactions have been

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  ORGANIZATION AND BASIS OF PRESENTATION (Continued)

eliminated. Certain amounts from prior periods were reclassified to conform to the 1996 presentation. Net income and shareholders' equity have not been affected by these reclassifications.

     The Company underwrites property and casualty insurance, concentrating on providing commercial insurance to small to medium-sized businesses and preferred personal lines coverages to individuals. As a complement to its property and casualty operations, the Company also markets life insurance. The Company writes business throughout the United States with the greatest volume in the Midwest and Pacific Northwest.

2.  FEDERAL INCOME TAXES

     Through December 31, 1995, a consolidated federal income tax return was filed by LNC and included the Company. Pursuant to an agreement with LNC, the Company provided for income taxes on the basis of a separate return calculation; however, certain deductions, credits, losses, and other items that may be limited or not allowed on a separate return basis are allowed. The taxes computed were remitted to or collected from LNC.

     A new tax sharing agreement is pending execution. This new agreement, when executed, will be effective January 1, 1996, and will result in the Company providing income taxes on a stand-alone basis. This new agreement would have had no impact on the provision for federal income taxes for 1995 or 1996 had it been implemented January 1, 1995.

     The effective tax rate on pre-tax income is lower than the prevailing corporate federal income tax rate primarily due to tax-exempt interest on municipal securities.


3.  NOTES PAYABLE AND DEBT WITH AFFILIATE

     The Assumed Debt is governed by an agreement between the Company and LNC (the "Assumption Agreement") which provides for the payment by the Company of the currently outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992. LNC will continue to be the primary obligor of this public debt; however, pursuant to the Assumption Agreement, the Company will make a $100 million principal payment on July 15, 1999 to repay the holders of the public debt. The Assumption Agreement also provides that interest at 7 1/8% is payable semi-annually by the Company.

     The Term Note will pay interest quarterly at a rate of 50 basis points over the rate on three year Treasury Notes from the Effective Date through and including November 14, 1997, 50 basis points over the rate on two year Treasury Notes from November 15, 1997 through and including November 14, 1998 and 50 basis points over the rate on one-year Treasury Bills from November 15, 1998 through the maturity date. The Term Note will be payable in three equal principal payments due on August 15, 1997, 1998 and 1999. Pursuant to the provisions on the Term Note, the Company will have the right to prepay the Term Note at any time. The Term Note also contains covenants that will, among other things, (i) require the Company to maintain certain levels of adjusted consolidated net worth (as defined in the Term Note), and (ii) restrict the ability of the Company to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Company is the survivor and would not be in default.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  NOTES PAYABLE AND DEBT WITH AFFILIATE (Continued)

     On May 29, 1996, the Company entered into a revolving credit agreement under which the Company may borrow and repay amounts up to a maximum of $200 million (the "Line of Credit"). Borrowings under the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at June 30, 1996.

4.  CONTINGENCIES

     On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case alleging that their underwriting, sales and marketing practices violate a number of civil rights laws (including, without limitation, the Fair Housing Act) and constitute a civil conspiracy. Brought in the United States District Court for the Western District of Missouri, the plaintiffs seeks to represent themselves and a putative class of similarly situated persons in the State of Missouri. The relief sought includes unspecified compensatory damages, punitive damages and attorneys' fees. While it is too early to evaluate the plaintiff's specific allegations, management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to vigorously defend this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Three Months Ended June 30, 1996 and 1995

     The discussion which follows compares the results of the second quarter ended June 30, 1996 to the second quarter ended June 30, 1995:

CONSOLIDATED
     The Company's revenues decreased 1.4% or $7.0 million to $498.0 million in the second quarter of 1996 from $505.0 million in the second quarter of 1995. Net premiums earned and other revenue decreased 1.6% or $7.0 million to $424.5 million in the second quarter of 1996 from $431.5 million in the second quarter of 1995. Net investment income decreased 1.5% or $1.0 million to $66.2 million in the second quarter of 1996 from $67.2 million in the second quarter of 1995. Realized gains on investments increased 17.5% or $1.1 million to $7.4 million in the second quarter of 1996 from $6.3 million in the second quarter of 1995.

     Benefits and settlement expenses decreased 7.5% or $26.9 million to $332.3 million in the second quarter of 1996 from $359.2 million in the second quarter of 1995. Commissions increased .3% or $.2 million to $72.5 million in the second quarter of 1996 from $72.3 million in the second quarter of 1995. Operating and administrative expenses decreased 10.4% or $5.9 million to $51.1 million in the second quarter of 1996 from $57.0 million in the second quarter of 1995. The company incurred interest on debt of $1.8 million in the second quarter of 1996 from the Assumed Debt and Term Note.

     Net income for the second quarter of 1996 was $29.8 million or 55 cents per share compared to $16.8 million or 34 cents per share for the second quarter of 1995. Excluding realized gain on investments, the Company earned $26.5 million or 49 cents per share for the second quarter of 1996 compared to $13.1 million or 26 cents per share for the second quarter of 1995.

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the quarters ended June 30, 1996 and 1995. All ratios are computed using data reported in accordance with statutory accounting principles ("SAP").


                                                  Three Months Ended
                                                       June 30,
                                                  1996         1995
                                               -----------  -----------
                                                 (Dollars in Millions)

        Net premiums written                       $419.2       $433.6

        Net premiums earned and other revenue      $410.1       $417.0
        Losses and loss adjustment expense          319.9        347.2
        Other costs and expenses                    126.5        134.0
                                                   ------        -----
              Underwriting loss                     (36.3)       (64.2)
        Net investment income                        57.6         59.0
        Realized gain on investments                  6.9          5.8
        Federal income tax expense (credit)            .8        (12.3)
                                                   ------       ------
              Net income                           $ 27.4       $ 12.9
                                                   ======       ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)


                 Loss ratio                      66.8%   69.5%
                 Loss adjustment expense ratio   11.6    14.2
                 Underwriting expense ratio      30.6    30.5
                 Policyholder dividend ratio       .1      .1
                                                -----   -----
                       Combined ratio           109.1%  114.3%
                                                =====   =====


Net Premiums Written
     Net premiums written decreased 3.3% or $14.4 million to $419.2 million in the second quarter of 1996 from $433.6 million in the second quarter of 1995. The decline in net premiums written is largely attributable to three factors. First and most pervasive is intensifying commercial lines competition with the impact most evident in workers' compensation and larger accounts. In addition, premium volume from state-mandated workers' compensation pools continues to decline. Finally, the Company continues its planned reduction of exposure in
California and Florida.   For the states of California and Florida, net
premiums written decreased by 12.9% in the second quarter of 1996 compared to the second quarter of 1995. For all other states, net premiums written decreased by 2.1% in the second quarter of 1996 compared to the second quarter of 1995.

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) decreased 1.7% or $6.9 million to $410.1 million in the second quarter of 1996 from $417.0 million in the second quarter of 1995.

Losses and  Loss Adjustment Expense ("LAE")
     Loss and LAE decreased 7.9% or $27.3 million to $319.9 million in the second quarter of 1996 from $347.2 million in the second quarter of 1995. The SAP loss ratio for the second quarter of 1996 was 66.8% compared to 69.5% for the second quarter of 1995. The 2.7 point decrease in the quarter was primarily due to a decrease in natural peril losses and a modest improvement in the underlying loss ratio.

     The SAP LAE ratio was 11.6% and 14.2% for the second quarter of 1996 and 1995, respectively. The improvement in the LAE ratio in the second quarter of 1996 compared to the second quarter of 1995 is primarily due to (i) lower LAE reserves, driven primarily by lower related loss reserves and (ii) a reduction in errors and omission insurance expense. The decrease in insurance expense in 1996 as compared to 1995 is due to the settlement of a lawsuit in 1995.

Other Costs and Expenses
     Other costs and expenses decreased 5.6% or $7.5 million to $126.5 million in the second quarter of 1996 from $134.0 million in the second quarter of 1995. The realignment of field offices and implementation of internal cost controls, announced in the fourth quarter of 1995, continued to produce 1996 expense savings in line with expectations. In addition, in 1995 the Company incurred two unusual expense charges: (i) a charge off of an involuntary property pool account receivable and (ii) the Company made a payment related to a guarantee of business transferred to a third party in 1991. Concurrent with this payment in 1995, the guarantee was terminated, precluding the possibility of future payments. The SAP underwriting expense ratio increased by .1 point to 30.6% due to a decline in net premiums written.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 109.1% and 114.3% for the second quarter of 1996 and 1995, respectively. As outlined above, this improvement was primarily generated by improvements in losses and loss adjustment expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Net Investment Income
     Net investment income decreased 2.4% or $1.4 million to $57.6 million in the second quarter of 1996 from $59.0 million in the second quarter of 1995. This decrease is due primarily to a decline in total average invested assets caused by the distribution of the Dividended Assets, as well as a slight decline in the overall investment portfolio yield. The yield on invested assets (excluding realized and unrealized gains) was 6.39% and 6.40% for the second quarters of 1996 and 1995, respectively.

Federal Income Tax Expense (Credit)
     Federal income tax expense was $.8 for the second quarter of 1996 compared to a federal income tax credit of $(12.3) million for the second quarter of 1995. The increase in expense is due primarily to improved underwriting results.

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the quarters ended June 30, 1996 and 1995.


                                                      Three Months Ended
                                                           June 30,
                                                      1996         1995
                                                   -----------  -----------
                                                   (Dollars in Millions)

    Account values - Universal life and Annuities       $329.9       $301.1
    Life insurance in-force                           15,518.9     15,034.8
    Invested assets (at amortized cost)                  454.8        429.3

    Policy income                                       $ 14.4       $ 14.5
    Benefits and expenses                                 17.5         17.3
    Net investment income                                  8.2          8.3
    Realized gain on investments                            .3           .4
    Federal income tax expense                             2.0          2.0
                                                          ----         ----
          Net income                                    $  3.4       $  3.9
                                                          ====         ====


     Policy income was essentially flat in the second quarter of 1996 compared to the second quarter of 1995. Account values at June 30, 1996 increased by 9.6% from June 30, 1995. Despite an increase in invested assets, net investment income decreased 1.2% in the second quarter of 1996 compared to the second quarter of 1995. The yield on invested assets (excluding realized and unrealized gains) was 7.31% and 7.78% for the second quarters of 1996 and 1995, respectively. The majority of the decrease in yield is due to a higher effective yield on mortgage backed securities in 1995. This higher effective yield was caused by a shortening of estimated prepayment patterns on the underlying securities, which in turn accelerated income recognition. Net income for the second quarter of 1996 was lower compared to the second quarter of 1995 primarily due to higher mortality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Six Months Ended June 30, 1996 and 1995

     The discussion which follows compares the results of the six months ended June 30, 1996 to the six months ended June 30, 1995:

CONSOLIDATED
     The Company's revenues decreased 2.5% or $26.0 million to $1,011.4 million in the first six months of 1996 from $1,037.4 million in the first six months of 1995. Net premiums earned and other revenue decreased 2.5% or $21.7 million to $848.5 million in the first six months of 1996 from $870.2 million in the first six months of 1995. Net investment income increased .6% or $.8 million to $134.5 million in the first six months of 1996 from $133.7 million in the first six months of 1995. Realized gains on investments decreased 14.9% or $5.0 million to $28.5 million in the first six months of 1996 from $33.5 million in the first six months of 1995.

     Benefits and settlement expenses decreased 1.3% or $8.8 million to $655.9 million in the first six months of 1996 from $664.7 million in the first six months of 1995. Commissions were $144.4 million for the first six months of 1996 and 1995. Operating and administrative expenses decreased 11.9% or $13.8 million to $102.2 million in the first six months of 1996 from $116.0 million in the first six months of 1995. The company incurred interest on debt from the Assumed Debt and Term Note of $1.8 million in the first six months of 1996.

     Net income for the first six months of 1996 was $76.7 million or $1.48 per share compared to $82.3 million or $1.65 per share for the first six months of 1995. Excluding realized gain on investments, the Company earned $59.8 million or $1.15 per share for the first six months of 1996 compared to $61.4 million or $1.23 per share for the first six months of 1995.

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the six months ended June 30, 1996 and 1995. All ratios are computed using data reported in accordance with SAP.


                                                   Six Months Ended
                                                       June 30,
                                                  1996         1995
                                               -----------  -----------
                                                (Dollars in Millions)

        Net premiums written                       $824.9       $859.3

        Net premiums earned and other revenue      $819.6       $841.8
        Losses and loss adjustment expense          630.9        641.5
        Other costs and expenses                    255.8        271.7
                                                    -----        -----
              Underwriting loss                     (67.1)       (71.4)
        Net investment income                       117.3        117.4
        Realized gain on investments                 28.1         33.6
        Federal income tax expense                    7.1          4.4
                                                     ----         ----
              Net income                           $ 71.2       $ 75.2
                                                     ====         ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)


                 Loss ratio                      65.9%   63.7%
                 Loss adjustment expense ratio   11.5    13.1
                 Underwriting expense ratio      31.2    31.5
                 Policyholder dividend ratio       .2      .1
                                                -----   -----
                       Combined ratio           108.8%  108.4%
                                                =====   =====

Net Premiums Written
     Net premiums written decreased 4.0% or $34.4 million to $824.9 million in the first six months of 1996 from $859.3 million in the first six months of 1995. The decline in net premiums written is largely attributable to three factors. First and most pervasive is the intensifying commercial lines competition with the impact most evident in workers' compensation and larger accounts. In addition, premium volume from state-mandated workers' compensation pools continues to decline. Finally, the Company continues its
planned reduction of exposure in California and Florida.   For the states of
California and Florida, net premiums written decreased 10.9% in the first six months of 1996 compared to the first six months of 1995. For all other states, net premiums written decreased 3.2% in the first six months of 1996 compared to the first six months of 1995.

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) decreased 2.6% or $22.2 million to $819.6 million in the first six months of 1996 from $841.8 million in the first six months of 1995.

Losses and Loss Adjustment Expense
     Loss and LAE decreased 1.7% or $10.6 million to $630.9 million in the first six months of 1996 from $641.5 million in the first six months of 1995. The SAP loss ratio for the first six months of 1996 was 65.9% compared to 63.7% for the first six months of 1995. The 2.2 point increase was due to an increase of $22.6 million in natural peril losses resulting from widespread severe winter storm activity and frequent wind and hail storms across the Midwest. Natural peril losses were $99.3 million and $76.7 million for the first six months of 1996 and 1995, respectively.

     The SAP LAE ratio was 11.5% and 13.1% for the first six months of 1996 and 1995, respectively. The improvement in the LAE ratio in the first six months of 1996 compared to the first six months of 1995 was due to (i) lower LAE reserve levels in 1996 due to lower related loss reserves (ii) incurred costs relating to division consolidation and an early retirement plan for certain levels of management in 1995 and (iii) a reduction in insurance expense in 1996.

Other Costs and Expenses
     Other costs and expenses decreased 5.9% or $15.9 million to $255.8 million in the first six months of 1996 from $271.7 million in the first six months of 1995. Costs incurred relating to the division consolidation and early retirement added to expenses in the first six months of 1995. In addition, the realignment of field offices and implementation of internal cost controls, which was announced in late 1995, continued to produce cost savings in 1996.
In 1995, the Company incurred two unusual expense charges: (i) a charge off of an involuntary property pool account receivable and (ii) the Company made a payment related to a guarantee of business transferred to a third party in 1991. Concurrent with this payment in 1995, the guarantee was terminated, precluding the possibility of future payments. The SAP underwriting expense ratio improved only .3 points to 31.2% due to a decline in net written premium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 108.8% and 108.4% for the first six months of 1996 and 1995, respectively. During the first six months of 1996, natural peril losses added 12.2 points to the SAP loss ratio compared to 9.2 points for the first six months of 1995.

Net Investment Income
     Net investment income decreased $.1 million to $117.3 million in the first six months of 1996 from $117.4 million in the first six months of 1995. The yield on invested assets (excluding realized and unrealized gains) was 6.55% and 6.34% for the first six months of 1996 and 1995, respectively. The increase in yield was offset by a decline in total average invested assets caused by the distribution of Dividended Assets.

Federal Income Tax Expense
     Income tax expense was $7.1 million for the first six months of 1996 compared to $4.4 million for the first six months of 1995. The increase in expense is due primarily to improved underwriting results.

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the six months ended June 30, 1996 and 1995.


                                                       Six Months Ended
                                                           June 30,
                                                      1996         1995
                                                   -----------  -----------
                                                     (Dollars in Millions)

    Account values - Universal life and Annuities     $  329.9    $  301.1
    Life insurance in-force                           15,518.9    15,034.8
    Invested assets (at amortized cost)                  454.8       429.3

    Policy income                                     $   28.9    $   28.4
    Benefits and expenses                                 35.7        33.9
    Net investment income                                 16.8        16.3
    Realized gain (loss) on investments                     .2         (.2)
    Federal income tax expense                             3.7         3.5
                                                      --------    --------
          Net income                                  $    6.5    $    7.1
                                                      ========    ========


     Policy income increased 1.8% in the first six months of 1996 compared to the first six months of 1995. Account values at June 30, 1996, increased by 9.6% from June 30, 1995. Net investment income increased 3.1% in the first six months of 1996 compared to the first six months of 1995. The overall increase in net investment income reflects the growth in account values as well as the general growth in invested assets. This increase occurred despite a drop in yield on average invested assets (excluding realized and unrealized gains). The yield was 7.59% and 7.74% for the first six months of 1996 and 1995, respectively. Net income for the first six months of 1996 was lower compared to the first six months of 1995 primarily due to higher mortality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funds available to the Company and its Subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions, dividends, debt service and the purchase of investments. Cash outflows can be variable because of the potential for large losses either individually or in the aggregate. Accordingly, the Company maintains investment programs generally intended to provide adequate funds to pay claims without the forced sale of investments. Finally, as noted below, the Company has a $200 million Line of Credit, and intends to establish a Medium Term Note Program, to augment its available liquidity.

Invested Assets
     Since a substantial portion of the Company's revenues are generated from its invested assets, the performance, quality and liquidity of its investment portfolio materially effects the Company's financial condition and results of operations. The Company pursues a total return investment strategy which seeks an attractive level of current income combined with long-term capital appreciation. The following table details, at carrying value, the distribution of the Company's investment portfolio at June 30, 1996 (dollars in millions):


             Fixed maturity securities:
                 Tax-exempt municipal              $1,972.4   46.9%
                 US government                        316.3    7.5
                 Mortgage-backed and asset-backed     294.3    7.0
                 Corporate and other                  953.1   22.6
                 Redeemable preferred stock            80.9    1.9
             Equities:
                 Perpetual preferred stock            175.4    4.2
                 Common stock                         222.0    5.3
             Mortgage loans                            33.7    0.8
             Short-term investments                   122.7    2.9
             Other                                     37.7    0.9
                                                   --------  -----
                 Total                             $4,208.5  100.0%
                                                   ========  =====


     The total investment portfolio decreased $221.7 million in the first six months of 1996. This decrease is the net result of (i) the distribution of Dividended Assets to LNC, (ii) a decrease in unrealized gains on securities available-for-sale and (iii) an increase in invested assets from the proceeds of the Offering.

     The Company attempts to minimize the risk of loss due to default by the
borrower by maintaining a quality investment portfolio.   As of June 30, 1996,
approximately 90% of the Company's bond portfolio is rated "A" or higher, or was a U.S. government obligation, and $25.4 million, or .7% of the carrying value of the bond portfolio, was rated below investment grade (Ba and below). Ratings are based on the ratings, if any, assigned by Moody's and/or Standard & Poors. If ratings were split, the rating used is generally the higher of the two. Approximately $220.4 million of securities are private placements for which ratings have been assigned by the Company based generally on equivalent ratings supplied by the NAIC.

     As of June 30, 1996, 46.9% of the Company's investment portfolio consisted of tax-exempt municipal securities as compared to 53.6% as of December 31, 1996. The Company has been reducing its position in tax-exempt municipal securities in order to provide for greater diversification of the portfolio

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

and to give the Company greater margin relative to the possibility of being in a federal alternative minimum tax position.

     The Company's fixed maturity securities are classified as available-for-sale and accordingly, are carried at fair value. The difference between amortized cost and fair value, less deferred income taxes, is reflected as a component of shareholders' equity.

Cash Provided by (Used by) Operations
     Net cash provided by (used by) operating activities was $(4.7) million for the first six months of 1996 compared to $4.0 million for the first six months of 1995. The increase in cash used by operating activities is primarily due to a decrease in premiums collected offset in part by a decrease in claims and operating expenses paid.

Notes Payable and Debt with Affiliate
     As disclosed in note 3 to the Notes to Consolidated Financial Statements, in the second quarter of 1996 the Company assumed $100 million of Assumed Debt and issued a $200 million Term Note. The Company is obligated to make principal repayments totaling $66.7 million in 1997 and 1998, and $166.7 million in 1999. In addition, the Company is obligated to make interest payments on this debt. Interest is payable on outstanding principle at a rate of 7 1/8% per annum on the Assumed Debt, and at a variable rate (generally 50 basis points over three, two and one year U.S. Treasury obligations) on the Term Note. The current rate on the Term Note is approximately 6.7%.

Line of Credit
     On May 29, 1996, the Company entered the Line of Credit with third party financial institutions under which the Company may borrow and repay amounts up to a maximum of $200 million. Borrowings under the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. The Company will use borrowings under the Line of Credit to assist in funding short-term cash management requirements. No debt was outstanding using this agreement at June 30, 1996.

Medium Term Note Program
     For additional liquidity, the Company intends to establish a medium-term note program (the "MTN Program") within the next year. The MTN Program, if established, would enable the Company to issue debt when the principal payments on the Assumed Debt and the Term Note become due and, from time to time, for general corporate purposes.

Subsidiary Dividend Restrictions
     Historically, ASI has paid dividends to LNC, as its parent, based upon its annual operating results and statutory surplus requirements. After taking into account the one-time distribution of the Dividended Assets paid by ASI to LNC, ASI will not be able to pay any additional dividends to the Company for the twelve month period commencing on May 15, 1996 ("Twelve Month Period") without notifying the Indiana Commissioner of Insurance and giving the Commissioner 30 days within to object. Regulatory restrictions on the ability of ASI to pay dividends or make other payments to the Company could affect the Company's ability to pay dividends and service its debt.

Offering Proceeds
     On May 29, 1996, the company issued 10,000,000 shares of common stock to the public at $23 per share. The net proceeds to the Company, after the underwriting discount and other issue costs, was $215.5 million. The Company contributed $140.5 million of the net proceeds to ASI to enable it to invest in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

taxable securities for its investment portfolio to replace the Dividended Assets. The Company retained $75.0 million of the net proceeds from the Offering for general corporate purposes, including the funding of its regular cash dividends, debt service obligations and other general corporate obligations during the Twelve Month Period. Until utilized for such purposes, the net proceeds from the Offering not contributed to ASI is invested and will continue to be invested in short-term, interest bearing, investment-grade securities. Based upon an assumed quarterly dividend of $.21 per share and the terms of the Assumed Debt, Term Note and Line of Credit, the Company expects that it will need approximately $50 million to fund regular quarterly cash dividends and approximately $20 million to fund debt service obligations and other general corporate obligations during the Twelve Month Period.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the Notes to Consolidated Financial Statements - Contingencies regarding pending and threatened litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

  10.0 (1) Investment Management Agreement, dated July 1, 1996, between Lincoln Investment Management, Inc. and American States Lloyds Insurance Company

  10.0 (2) Investment Management Agreement, dated May 29, 1996, between Lincoln Investment Management, Inc. and Registrant

  10.0 (3) Investment Management Agreement, dated June 1, 1996, between Lincoln Investment Management, Inc. and American States Life Insurance Company

  10.0 (4) Investment Management Agreement, dated July 1, 1996, between Lincoln Investment Management, Inc. and American States Insurance Company of Texas

  10.0 (5) Investment Management Agreement, dated June 1, 1996, between Lincoln Investment Management, Inc. and American States Insurance Company, American Economy Insurance Company and American States Preferred Insurance Company

  11.0     Computations of Earnings Per Share

  27.0     Financial Data Schedule

b) Reports on Form 8-K.

     None.

                     AMERICAN STATES FINANCIAL CORPORATION
                   Exhibit Index for the Report on Form 10-Q
                      for the Quarter Ended June 30, 1996


Exhibit                                                Page
Number    Description                                 Number
- - --------  ----------------------------------          ------
10.0 (1)  Investment Management Agreement, dated
          July 1, 1996, between Lincoln Investment
          Management, Inc. and American States
          Lloyds Insurance Company                      22

10.0 (2)  Investment Management Agreement, dated
          May 29, 1996, between Lincoln Investment
          Management, Inc. and Registrant               37

10.0 (3)  Investment Management Agreement, dated
          June 1, 1996, between Lincoln Investment
          Management, Inc. and American States Life
          Insurance Company                             54

10.0 (4)  Investment Management Agreement, dated
          July 1, 1996, between Lincoln Investment
          Management, Inc. and American States
          Insurance Company of Texas                    69

10.0 (5)  Investment Management Agreement, dated
          June 1, 1996, between Lincoln Investment
          Management, Inc. and American States
          Insurance Company, American Economy
          Insurance Company and American States
          Preferred Insurance Company                   84

11.0      Computations of Earnings Per Share           100

27.0      Financial Data Schedule                      101

                                 SIGNATURE PAGE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           American States Financial Corporation


                           by: /s/ THOMAS M. OBER
                               ----------------------
                               Thomas M. Ober
                               Vice President,  Secretary and General Counsel

                               /s/ THOMAS R. KAEHR
                               ----------------------
                               Thomas R. Kaehr
                               Vice President and Chief Accounting Officer



Date: August 12, 1996