Form 10-Q
period 1996-09-30
AMERICAN STATES FINANCIAL CORP
filed 1996-11-14
CIK 1010787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock outstanding as of November 8, 1996:  60,050,515

The exhibit index to this report is located on page 23.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,  December, 31
                                                                              1996           1995
                                                                          -------------  ------------
                                                                            (Dollars in Thousands)
ASSETS
Investments:
 Securities available-for-sale at fair value:
   Fixed maturity (amortized cost: 1996 - $3,547,132; 1995 - $3,590,601)     $3,688,524    $3,860,883
   Equity (cost: 1996 - $351,405; $1995 - $374,232)                             411,913       437,685
 Mortgage loans                                                                  33,524        33,319
 Short-term investments                                                         109,752        63,170
 Other invested assets                                                           37,397        35,178
                                                                             ----------    ----------
     Total investments                                                        4,281,110     4,430,235

Cash                                                                             21,047        12,708
Premium receivable                                                              417,566       377,802
Deferred policy acquisition costs                                               208,754       199,192
Properties to be sold                                                            31,377        41,403
Property and equipment                                                           31,168        29,823
Accrued investment income                                                        57,205        66,173
Federal income taxes                                                            149,004        93,552
Cost in excess of net assets of acquired subsidiaries                            98,627       101,190
Ceded reinsurance on claims and claims expense reserves                         172,002       136,939
Miscellaneous                                                                    56,635        43,073
                                                                             ----------    ----------
     Total Assets                                                            $5,524,495    $5,532,090
                                                                             ==========    ==========

                            (continued on next page)


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                      September 30, December, 31
                                                                                          1996         1995
                                                                                      ------------  ------------
                                                                                        (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Losses, loss adjustment expense and future policy benefits                            $2,897,081    $2,828,337
  Unearned premiums                                                                        732,477       718,478
                                                                                        ----------    ----------
      Total policy liabilities and accruals                                              3,629,558     3,546,815

Commissions and other expenses                                                             112,301       134,031
Outstanding checks                                                                          65,103        67,308
Other liabilities                                                                          155,946       115,229
Notes payable                                                                               99,462             -
Debt with affiliate                                                                        200,000             -
                                                                                        ----------    ----------
      Total liabilities                                                                  4,262,370     3,863,383

Shareholders' equity:
  Common stock, no par value: 195,000,000 shares authorized, shares issued
    and outstanding: 1996 - 60,050,515; 1995 - 50,000,000                                  304,792       387,547
  Net unrealized gain on securities available-for-sale                                     129,439       211,767
  Retained earnings                                                                        827,894     1,069,393
                                                                                        ----------    ----------
      Total shareholders' equity                                                         1,262,125     1,668,707
                                                                                        ----------    ----------
      Total liabilities and shareholders' equity                                        $5,524,495    $5,532,090
                                                                                        ==========    ==========



See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            1996         1995         1996       1995
                                          ---------    ---------   ----------  ----------
                                                      (Dollars in Thousands,
                                                      Except Per Share Data)
Revenue:
 Premiums and other revenue                $407,067     $446,324   $1,255,544  $1,316,571
 Net investment income                       67,031       66,460      201,520     200,112
 Realized gain on investments                 2,531        7,742       31,001      41,213
                                         ----------   ----------   ----------  ----------
     Total revenue                          476,629      520,526    1,488,065   1,557,896

Benefits and expenses:
 Benefits and settlement expenses           299,874      308,939      955,779     973,589
 Commissions                                 67,491       74,444      211,873     218,868
 Operating and administrative expenses       49,458       52,586      151,682     168,622
 Taxes, licenses and fees                     8,927       12,165       29,167      34,283
 Interest on debt                             5,283            -        7,118           -
                                         ----------   ----------   ----------  ----------
     Total benefits and expenses            431,033      448,134    1,355,619   1,395,362

     Income before federal income taxes      45,596       72,392      132,446     162,534

Federal income taxes                          5,167       13,521       15,345      21,401
                                         ----------   ----------   ----------  ----------
     Net income                            $ 40,429     $ 58,871   $  117,101  $  141,133
                                         ==========   ==========   ==========  ==========
Net income per share                       $    .67     $   1.18   $     2.14  $     2.82
                                         ==========   ==========   ==========  ==========
Weighted average shares outstanding      60,050,515   50,000,000   54,601,884  50,000,000
                                         ==========   ==========   ==========  ==========
Dividends per share of common stock:
   Declared                                $    .21     $      -   $      .21  $        -
   Paid                                         .21            -          .21           -
                                         ==========   ==========   ==========  ==========



See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996         1995
                                                                -----------   -----------
                                                                  (Dollars in Thousands)
Common stock:
   Balance at beginning of period                               $   387,547   $   387,547
      Issued in stock offering                                      215,482             -
      Issued to employee benefit plans                                1,161             -
      Assumption and issuance of debt with affiliate               (299,398)            -
                                                                -----------   -----------
           Balance at end of period                                 304,792       387,547


Net unrealized gain (loss) on securities available-for-sale:
   Balance at beginning of period                                   211,767        (9,110)
      Change during the period                                      (82,328)      190,809
                                                                -----------   -----------
          Balance at end of period                                  129,439       181,699


Retained earnings:
   Balance at beginning of period                                 1,069,393     1,090,129
      Dividend of assets to affiliate                              (299,866)            -
      Cash dividends declared                                       (58,734)     (138,000)
      Net income                                                    117,101       141,133
                                                                -----------   -----------
          Balance at end of period                                  827,894     1,093,262
                                                                -----------   -----------
          Total shareholders' equity                            $ 1,262,125   $ 1,662,508
                                                                ===========   ===========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                  September 30,
                                                                1996         1995
                                                             -----------  -----------
                                                             (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   117,101   $  141,133
Adjustments to reconcile net income to cash provided by
  operating activities:
   Deferred policy acquisition costs                              (4,385)      (7,517)
   Premiums and fees in course of collection                     (39,764)     (12,037)
   Accrual of discount on investments                            (13,995)     (12,697)
   Amortization of premium on investments                          3,943        5,345
   Accrued investment income                                       4,537       15,755
   Policy liabilities and accruals                                56,113       11,426
   Federal income taxes                                          (11,120)      10,802
   Provisions for depreciation                                     5,710        7,869
   Gain on sale of investments                                   (31,001)     (41,213)
   Ceded reinsurance on claims and claims expense reserves       (35,063)      (1,539)
   Other                                                         (14,140)      (9,682)
                                                             -----------   ----------
      Net adjustments                                            (79,165)     (33,488)
                                                             -----------   ----------
      Net cash provided by operating activities                   37,936      107,645

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale: Purchase of investments     (1,020,063)    (790,263)
                                  Sales of investments           779,727      746,213
                                  Maturities and redemptions      52,271       55,893
   Purchase of mortgage loans and other investments               (8,377)      (8,278)
   Sale or maturity of mortgage loans and other investments        5,930       25,390
   Net (increase) decrease in short-term investments             (46,582)      19,860
   Net purchase of property and equipment                          2,970       (3,765)
   Other                                                          21,149        3,582
                                                             -----------   ----------
      Net cash provided by (used in) investing activities       (212,975)      48,632

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        215,482            -
   Universal life investment contract deposits                    36,328       35,050
   Universal life investment contract withdrawals                 (9,698)      (6,464)
   Dividends paid                                                (58,734)    (183,000)
                                                             -----------   ----------
      Net cash provided by (used in) financing activities        183,378     (154,414)
                                                             -----------   ----------
      Net increase in cash                                         8,339        1,863
Cash at beginning of period                                       12,708       11,134
                                                             -----------   ----------
Cash at end of period                                        $    21,047   $   12,997
                                                             ===========   ==========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the American States Financial Corporation prospectus dated May 22, 1996. Unless the context otherwise indicates; (i) the "Company" refers to American States Financial Corporation and its wholly-owned, consolidated subsidiaries; (ii) "ASI" refers to American States Insurance Company, the Company's sole direct wholly-owned subsidiary, and its consolidated subsidiaries; and (iii) the "Subsidiaries" refer to the direct and indirect subsidiaries of the Company, which include ASI and its subsidiaries. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

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

     The consolidated financial statements as of and for the three and nine months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior periods were reclassified to conform to the 1996 presentation. Net income and shareholders' equity have not been affected by these reclassifications.

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

     Effective January 1, 1996, a new tax sharing agreement was executed which resulted in the Company providing income taxes on a stand-alone basis. The new agreement would have had no impact on the provision for federal income taxes for 1995 had it been implemented January 1, 1995.

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

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   NOTES PAYABLE AND DEBT WITH AFFILIATE (Continued)

     On May 29, 1996, the Company entered into a revolving credit agreement in which the Company may borrow and repay amounts up to a maximum of $200 million (the "Line of Credit"). Borrowings using the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at September 30, 1996.

4.   CONTINGENCIES

     On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case alleging that their underwriting, sales and marketing practices violated a number of civil rights laws (including, without limitation, the Fair Housing Act). It was also alleged that the defendants' actions constituted a civil conspiracy. Brought in the United States District Court for the Western District of Missouri, the plaintiffs seeks to represent themselves and a putative class of similarly situated persons in the State of Missouri. This action seeks injunction relief, unspecified compensatory damages, punitive damages and attorneys' fees. In response to motions filed by the defendants, the court dismissed the conspiracy count by Order dated October 2, 1996 but has required that the defendants answer the remaining counts. Management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to vigorously defend this action.

     On August 29, 1996, the first two actions were brought in Missouri state courts alleging that underinsured motorist insurance coverage sold in that state by three of the Company's property and casualty insurance subsidies constitutes "phantom coverage" when sold at limits equal to the state's financial responsibility requirements. In both actions, the plaintiffs seek to represent themselves and a putative class of similarly situated persons in the state of Missouri. The actions seek both compensatory and punitive damages based upon a number of legal theories, including, without limitation, breach of fiduciary duty, negligence, breach of contract, unjust enrichment and misrepresentation. While it is too early to fully evaluate the plaintiffs' allegations, the potential defenses available or the size of the putative class of plaintiffs, management does not believe, based upon current information, that the allegations have merit and it therefore intends to defend this action vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for historical information contained herein, the discussion in this Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: financial markets (e.g. interest rates and securities markets), state and federal legislative and regulatory initiatives, acts of God (e.g. hurricanes, earthquakes and storms), other insurance risks and competition.

RESULTS OF OPERATION

Three Months Ended September 30, 1996 and 1995

     The discussion which follows compares the results of the third quarter ended September 30, 1996 to the third quarter ended September 30, 1995:

CONSOLIDATED
     The Company's revenues decreased 8.4% or $43.9 million to $476.6 million in the third quarter of 1996 from $520.5 million in the third quarter of 1995. Net premiums earned and other revenue decreased 8.8% or $39.2 million to $407.1 million in the third quarter of 1996 from $446.3 million in the third quarter of 1995. Net investment income increased 0.9% or $0.5 million to $67.0 million in the third quarter of 1996 from $66.5 million in the third quarter of 1995. Realized gains on investments decreased 67.3% or $5.2 million to $2.5 million in the third quarter of 1996 from $7.7 million in the third quarter of 1995.

     Benefits and settlement expenses decreased 2.9% or $9.0 million to $299.9 million in the third quarter of 1996 from $308.9 million in the third quarter of 1995. Commissions decreased 9.3% or $6.9 million to $67.5 million in the third quarter of 1996 from $74.4 million in the third quarter of 1995. Operating and administrative expenses decreased 5.9% or $3.1 million to $49.5 million in the third quarter of 1996 from $52.6 million in the third quarter of 1995. The company incurred interest on debt of $5.3 million in the third quarter of 1996 from the Assumed Debt and Term Note.

     Net income for the third quarter of 1996 was $40.4 million or 67 cents per share compared to $58.9 million or $1.18 per share for the third quarter of 1995. Excluding realized gain on investments, the Company earned $38.4 million or 64 cents per share for the third quarter of 1996 compared to $53.5 million or $1.07 per share for the third quarter of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the quarters ended September 30, 1996 and 1995. All ratios are computed using data reported in accordance with statutory accounting principles ("SAP").


                                                  Three Months Ended
                                                    September 30,
                                                  1996         1995
                                               -----------  -----------
                                                 (Dollars in Millions)
        Net premiums written                        $394.1       $430.7

        Net premiums earned and other revenue       $392.2       $432.4
        Losses and loss adjustment expense           287.5        295.5
        Other costs and expenses                     120.2        133.8
                                                    ------       ------
              Underwriting income (loss)             (15.5)         3.1
        Net investment income                         57.6         58.2
        Realized gain on investments                   2.5          6.4
        Federal income tax expense                     4.9         12.0
                                                    ------       ------
              Net income                            $ 39.7       $ 55.7
                                                    ======       ======

        Loss ratio                                    61.0%        56.9%
        Loss adjustment expense ratio                 12.6         11.8
        Underwriting expense ratio                    30.3         30.6
        Policyholder dividend ratio                     .1           .2

              Combined ratio                         104.0%        99.6%


Net Premiums Written
     Net premiums written decreased 8.5% or $36.6 million to $394.1 million in the third quarter of 1996 from $430.7 million in the third quarter of 1995. The decline in net premiums written is largely attributable to three factors. First, the Company has experienced a decline in premium volume from state-mandated workers' compensation pools. Second, return premiums from a retrospective rated policy written for LNC also has had an adverse premium impact. Finally, the Company continues its planned reduction of exposure in California and Florida. For the states of California and Florida, net premiums written decreased by 27.4% in the third quarter of 1996 compared to the third quarter of 1995. For all other states, net premiums written decreased by 6.5% in the third quarter of 1996 compared to the third quarter of 1995.

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) decreased 9.3% or $40.2 million to $392.2 million in the third quarter of 1996 from $432.4 million in the third quarter of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Losses and  Loss Adjustment Expense ("LAE")
     Losses and LAE decreased 2.7% or $8.0 million to $287.5 million in the third quarter of 1996 from $295.5 million in the third quarter of 1995. The SAP loss ratio for the third quarter of 1996 was 61.0% compared to 56.9% for the third quarter of 1995. The 4.1 point increase in the quarter was primarily due to an increase in natural peril losses and upward pressure on the underlying loss ratio as a result of unabated price competition in the industry. Loss comparisons are further complicated by a lower level of favorable loss reserve development. Favorable loss reserve development in the third quarter of 1996 was approximately $8 million less, after tax, than the unusually robust development experienced in the third quarter of 1995.

     The SAP LAE ratio was 12.6% and 11.8% for the third quarter of 1996 and 1995, respectively. The increase in the SAP LAE ratio is due to LAE not declining in step with the decline in net premiums earned.

Other Costs and Expenses
     Other costs and expenses decreased 10.2% or $13.7 million to $120.1 million in the third quarter of 1996 from $133.8 million in the third quarter of 1995. The realignment of field offices and implementation of internal cost controls, announced in the fourth quarter of 1995, continued to produce 1996 expense savings in line with expectations. In addition, variable underwriting
expenses decreased with the decline in net premiums written.   The SAP
underwriting expense ratio decreased by .3 points to 30.3%.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 104.0% and 99.6% for the third quarter of 1996 and 1995, respectively. The increase in the SAP combined ratio is primarily due to (i) an increase in natural peril losses (ii) upward pressure on the underlying loss ratio as a result of unabated price competition in the industry and (iii) a lower level of favorable loss reserve development.

Net Investment Income
     Net investment income decreased .9% or $.6 million to $57.6 million in the third quarter of 1996 from $58.2 million in the third quarter of 1995. This decrease is due primarily to a decline in total average invested assets caused by the distribution of the Dividended Assets. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.5% and 6.3% for the third quarters of 1996 and 1995, respectively.

Federal Income Tax Expense
     Federal income tax expense was $4.9 for the third quarter of 1996 compared to $12.0 million for the third quarter of 1995. The decrease in expense is due primarily to poorer underwriting results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the quarters ended September 30, 1996 and 1995.


                                                      Three Months Ended
                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------
                                                     (Dollars in Millions)
    Account values - Universal life and Annuities    $   336.3    $   308.2
    Life insurance in-force                           15,424.2     15,214.0
    Invested assets (at amortized cost)                  456.5        435.2

    Policy income                                    $    14.9    $    13.9
    Benefits and expenses                                 18.0         18.8
    Net investment income                                  8.4          8.3
    Realized gain on investments                            .1          1.4
    Federal income tax expense                             1.8          1.6
                                                     ---------    ---------
          Net income                                 $     3.6    $     3.2
                                                     =========    =========


     Policy income increased 6.6% or $1.0 million to $14.9 million in the third quarter of 1996 from $13.9 million in the third quarter of 1995. Account values at September 30, 1996 increased by 9.1% from September 30, 1995. Net investment income increased 1.8% in the third quarter of 1996 compared to the third quarter of 1995. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 7.4% and 7.7% for the third quarters of 1996 and 1995, respectively. Net income for the third quarter of 1996 was higher than the third quarter of 1995, a period of heavy mortality experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Nine Months Ended September 30, 1996 and 1995

     The discussion which follows compares the results of the nine months ended September 30, 1996 to the nine months ended September 30, 1995:

CONSOLIDATED
     The Company's revenues decreased 4.5% or $69.8 million to $1,488.1 million in the first nine months of 1996 from $1,557.9 million in the first nine months of 1995. Net premiums earned and other revenue decreased 4.6% or $61.1 million to $1,255.5 million in the first nine months of 1996 from $1,316.6 million in the first nine months of 1995. Net investment income increased .7% or $1.4 million to $201.5 million in the first nine months of 1996 from $200.1 million in the first nine months of 1995. Realized gains on investments decreased 24.8% or $10.2 million to $31.0 million in the first nine months of 1996 from $41.2 million in the first nine months of 1995.

     Benefits and settlement expenses decreased 1.8% or $17.8 million to $955.8 million in the first nine months of 1996 from $973.6 million in the first nine months of 1995. Commissions decreased 3.2% or $7.0 million to $211.9 million in the first nine months of 1996 from $218.9 million in the first nine months of 1995. Operating and administrative expenses decreased 10.0% or $16.9 million to $151.7 million in the first nine months of 1996 from $168.6 million in the first nine months of 1995. The company incurred interest on debt from the Assumed Debt and Term Note of $7.1 million in the first nine months of 1996.

     Net income for the first nine months of 1996 was $117.1 million or $2.14 per share compared to $141.1 million or $2.82 per share for the first nine months of 1995. Excluding realized gain on investments, the Company earned $98.2 million or $1.80 per share for the first nine months of 1996 compared to $114.9 million or $2.30 per share for the first nine months of 1995.

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the nine months ended September 30, 1996 and 1995. All ratios are computed using data reported in accordance with SAP.


                                                  Nine Months Ended
                                                    September 30,
                                                  1996         1995
                                               -----------  -----------
                                                (Dollars in Millions)
        Net premiums written                     $1,219.0     $1,290.0

        Net premiums earned and other revenue    $1,211.8     $1,274.2
        Losses and loss adjustment expense          918.3        937.0
        Other costs and expenses                    376.0        405.6
                                                 --------     --------
              Underwriting loss                     (82.5)       (68.4)
        Net investment income                       174.9        175.5
        Realized gain on investments                 30.5         40.0
        Federal income tax expense                   12.0         16.3
                                                 --------     --------
              Net income                         $  110.9     $  130.8
                                                 ========     ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)


Loss ratio                                       64.3%   61.4%
Loss adjustment expense ratio                    11.9    12.7
Underwriting expense ratio                       30.9    31.2
Policyholder dividend ratio                        .1      .1

      Combined ratio                            107.2%  105.4%


Net Premiums Written
     Net premiums written decreased 5.5% or $71.0 million to $1,219.0 million in the first nine months of 1996 from $1,290.0 million in the first nine months of 1995. The decline in net premiums written is largely attributable to three factors. First and most pervasive is the intensifying commercial lines competition with the impact most evident in workers' compensation and larger accounts. In addition, premium volume from state-mandated workers' compensation pools continues to decline. Finally, the Company continues its
planned reduction of exposure in California and Florida.   For the states of
California and Florida, net premiums written decreased 16.0% in the first nine months of 1996 compared to the first nine months of 1995. For all other states, net premiums written decreased 4.3% in the first nine months of 1996 compared to the first nine months of 1995.

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) decreased 4.9% or $62.4 million to $1,211.8 million in the first nine months of 1996 from $1,274.2 million in the first nine months of 1995.

Losses and Loss Adjustment Expense
     Losses and LAE decreased 2.0% or $18.7 million to $918.3 million in the first nine months of 1996 from $937.0 million in the first nine months of 1995. The SAP loss ratio for the first nine months of 1996 was 64.3% compared to 61.4% for the first nine months of 1995. The 2.9 point increase was due to an increase of $30.8 million in natural peril losses resulting from widespread severe winter storm activity and frequent wind and hail storms across the Midwest. Natural peril losses were $126.5 million and $95.7 million for the first nine months of 1996 and 1995, respectively.

     The SAP LAE ratio was 11.9% and 12.7% for the first nine months of 1996 and 1995, respectively. The improvement in the LAE ratio in the first nine months of 1996 compared to the first nine months of 1995 was due to (i) lower LAE reserve levels in 1996 due to lower related loss reserves (ii) incurred costs relating to division consolidation and an early retirement plan for certain levels of management in 1995 and (iii) a reduction in errors and omission insurance expense in 1996. The decrease in insurance expense in 1996 as compared to 1995 is due to the settlement of a lawsuit in 1995.

Other Costs and Expenses
     Other costs and expenses decreased 7.3% or $29.6 million to $376.0 million in the first nine months of 1996 from $405.6 million in the first nine months of 1995. The Company has experienced a decrease in commission expense and premium taxes due to a decline in net written premium. Costs incurred relating to the division consolidation and early retirement added to expenses in the first nine months of 1995. In addition, the realignment of field offices and implementation of internal cost controls, which was announced in late 1995, produced cost savings in 1996 payments. The SAP underwriting expense ratio improved only .3 points to 30.9% due to a decline in net written premium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 107.2% and 105.4% for the first nine months of 1996 and 1995, respectively. During the first nine months of 1996, natural peril losses added 10.5 points to the SAP loss ratio compared to 7.6 points for the first nine months of 1995.

Net Investment Income
     Net investment income decreased $.6 million to $174.9 million in the first nine months of 1996 from $175.5 million in the first nine months of 1995. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.5% and 6.3% for the first nine months of 1996 and 1995, respectively. The increase in yield was offset by a decline in total average invested assets caused by the distribution of Dividended Assets.

Federal Income Tax Expense
     Income tax expense was $12.0 million for the first nine months of 1996 compared to $16.3 million for the first nine months of 1995. The decrease in expense is due primarily to a decline in underwriting results.

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the nine months ended September 30, 1996 and 1995.


                                                  Nine Months Ended
                                                    September 30,
                                                  1996         1995
                                               -----------  -----------
                                                 (Dollars in Millions)
Account values - Universal life and Annuities    $   336.3    $   308.2
Life insurance in-force                           15,424.2     15,214.0
Invested assets (at amortized cost)                  456.5        435.2

Policy income                                    $    43.7    $    42.4
Benefits and expenses                                 53.8         52.8
Net investment income                                 25.3         24.6
Realized gain on investments                            .3          1.2
Federal income tax expense                             5.4          5.1
                                                 ---------    ---------
      Net income                                 $    10.1    $    10.3
                                                 =========    =========


     Policy income increased 3.3% in the first nine months of 1996 compared to the first nine months of 1995. Account values at September 30, 1996, increased by 9.1% from September 30, 1995. Net investment income increased 2.9% in the first nine months of 1996 compared to the first nine months of 1995. The overall increase in net investment income reflects the growth in account values as well as the general growth in invested assets. This increase occurred despite a drop in yield on average invested assets (excluding realized and unrealized gains). The pre-tax yield was 7.5% and 7.7% for the first nine months of 1996 and 1995, respectively. Net income for the first nine months of 1996 was lower compared to the first nine months of 1995 primarily due to higher mortality.

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

Invested Assets
     Since a substantial portion of the Company's revenues are generated from its invested assets, the performance, quality and liquidity of its investment portfolio materially effects the Company's financial condition and results of operations. The Company pursues a total return investment strategy which seeks an attractive level of current income combined with long-term capital appreciation. The following table details, at carrying value, the distribution of the Company's investment portfolio at September 30, 1996 (dollars in millions):


Fixed maturity securities:
    Tax-exempt municipal                      $2,034.2   47.5%
    US government                                205.9    4.8
    Mortgage-backed and asset-backed             296.4    6.9
    Corporate and other                        1,072.4   25.0
    Redeemable preferred stock                    79.6    1.9
Equities:
    Perpetual preferred stock                    186.8    4.4
    Common stock                                 225.1    5.2
Mortgage loans                                    33.5     .8
Short-term investments                           109.8    2.6
Other                                             37.4     .9
                                              --------  -----
    Total                                     $4,281.1  100.0%
                                              ========  =====


     The total investment portfolio decreased $149.1 million in the first nine months of 1996. This decrease is the net result of (i) the distribution of Dividended Assets to LNC, (ii) a decrease in unrealized gains on securities available-for-sale and (iii) an increase in invested assets from the proceeds of the Offering.

     The Company attempts to minimize the risk of loss due to default by the
borrower by maintaining a quality investment portfolio.   As of September 30,
1996, approximately 88% of the Company's bond portfolio is rated "A" or higher, or was a U.S. government obligation, and only $25.8 million, or .7% of the carrying value of the bond portfolio, was rated below investment grade (Ba and below). Ratings are based on the ratings, if any, assigned by Moody's and/or Standard & Poors. If ratings were split, the rating used is generally the higher of the two. Approximately $188.4 million of securities are private placements for which ratings have been assigned by the Company based generally on equivalent ratings supplied by the National Association of Insurance Commissioners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     As of September 30, 1996, 47.5% of the Company's investment portfolio consisted of tax-exempt municipal securities as compared to 53.6% as of December 31, 1996. The Company has reduced its position in tax-exempt municipal securities in order to provide for greater diversification of the portfolio and to give the Company greater margin relative to the possibility of being in a federal alternative minimum tax position.

     The Company's fixed maturity securities are classified as available-for-sale and accordingly, are carried at fair value. The difference between amortized cost and fair value, less deferred income taxes, is reflected as a component of shareholders' equity.

Cash Provided by Operations
     Net cash provided by operating activities was $37.9 million for the first nine months of 1996 compared to $107.6 million for the first nine months of 1995. The decrease in cash provided by operating activities is primarily due to a decrease in premiums collected offset in part by a decrease in claims and operating expenses paid.

Notes Payable and Debt with Affiliate
     As disclosed in Note 3 to the Notes to Consolidated Financial Statements, in the second quarter of 1996 the Company assumed $100 million of Assumed Debt and issued a $200 million Term Note. The Company is obligated to make minimum principal repayments totaling $66.7 million in 1997 and 1998, and $166.7 million in 1999. In addition, the Company is obligated to make interest payments on this debt. Interest is payable on outstanding principle at a rate of 7 1/8% per annum on the Assumed Debt, and at a variable rate (generally 50 basis points over three, two and one year U.S. Treasury obligations) on the Term Note. The current rate on the Term Note is approximately 6.7%.

Line of Credit
     On May 29, 1996, the Company entered the Line of Credit with third party financial institutions under which the Company may borrow and repay amounts up to a maximum of $200 million. Borrowings under the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. The Company will use borrowings under the Line of Credit to assist in funding short-term cash management requirements. No debt was outstanding using this agreement at September 30, 1996.

Medium Term Note Program
     For additional liquidity, the Company intends to establish a medium-term note program (the "MTN Program") within the next year. The MTN Program, if established, would enable the Company to issue debt from time to time for general corporate purposes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Offering Proceeds
     On May 29, 1996, the company issued 10,000,000 shares of common stock to the public at $23 per share. The net proceeds to the Company, after the underwriting discount and other issue costs, was $215.5 million. The Company contributed $140.5 million of the net proceeds to ASI to enable it to invest in taxable securities for its investment portfolio to replace the Dividended Assets. The Company retained $75.0 million of the net proceeds from the Offering for general corporate purposes, including the funding of its regular cash dividends, debt service obligations and other general corporate obligations during the Twelve Month Period. Until utilized for such purposes, the net proceeds from the Offering not contributed to ASI is invested and will continue to be invested in short-term, interest bearing, investment-grade securities. Based upon a quarterly dividend of $.21 per share and the terms of the Assumed Debt, Term Note and Line of Credit, the Company expects that it will need approximately $50 million to fund regular quarterly cash dividends and approximately $20 million to fund debt service obligations and other general corporate obligations during the Twelve Month Period.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the Notes to Consolidated Financial Statements - Contingencies regarding pending and threatened litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    10.0 (6) Investment Management Agreement, dated October 21, 1996, between Lincoln Investment Management, Inc. and Insurance Company of Illinois

    10.15 (1) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and American States Insurance Company.

    10.15 (2) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and American States Economy Company.

    10.15 (3) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and American States Preferred Insurance Company.

    10.15 (4) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and American States Life Insurance Company.

    10.15 (5) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and American States Insurance Company of Texas.

    10.15 (6) ASFC Short-Term Investment Pool Participation Agreement, dated September 16, 1996, between the Registrant and Insurance Company of Illinois.

    10.16 (1) Tax Sharing Agreement, dated August 22, 1996, between the Registrant and Lincoln National Corporation.

    10.16 (2) Tax Sharing Agreement, dated August 22, 1996, between the Registrant, American States Insurance Company and Lincoln National Corporation.

    10.16 (3) Tax Sharing Agreement, dated August 22, 1996, between American States Insurance Company, American Economy Insurance Company and Lincoln National Corporation.

    10.16 (4) Tax Sharing Agreement, dated August 22, 1996, between American States Insurance Company, American States Preferred Insurance Company and Lincoln National Corporation.

    10.16 (5) Tax Sharing Agreement, dated August 22, 1996, between American States Insurance Company, American States Life Insurance Company and Lincoln National Corporation.

    10.16 (6) Tax Sharing Agreement, dated October 9, 1996, between American States Insurance Company, Insurance Company of Illinois and Lincoln National Corporation.

    10.16 (7) Tax Sharing Agreement, dated September 23, 1996, between Lincoln National Corporation and Linsco Reinsurance Company.

a)  Exhibits (Continued)

    10.16 (8) Tax Sharing Agreement, dated August 22, 1996, between American States Insurance Company, City Insurance Agency, Inc. and Lincoln National Corporation.

    10.18 (1) Services Agreement, dated September 26 1996, between the Registrant and its subsidiaries and affiliates and Lincoln National Corporation and its subsidiaries and affiliates.

    10.18 (2) Services Agreement, dated October 10, 1996, between Insurance Company of Illinois and Lincoln National Corporation and its subsidiaries and affiliates.

    11.0     Computations of Earnings Per Share

    27.0     Financial Data Schedule

b) Reports on Form 8-K.

   The Registrant filed a Form 8-K Current Report, dated September 16, 1996, pertaining to the announced retirement of the Registrant's Chairman and Chief Executive Officer.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               American States Financial Corporation


                               by: /s/ THOMAS M. OBER
                                  -----------------------------
                                  Thomas M. Ober
                                  Vice President,  Secretary and General Counsel


                                   /s/ THOMAS R. KAEHR
                                  ------------------------------
                                  Thomas R. Kaehr
                                  Vice President and Chief Accounting Officer




Date: November 13, 1996

                     AMERICAN STATES FINANCIAL CORPORATION
                   Exhibit Index for the Report on Form 10-Q
                    for the Quarter Ended September 30, 1996


 Exhibit                                                                          Page
 Number    Description                                                           Number
---------  -----------                                                           ------
10.0 (6) Investment Management Agreement, dated October 21, 1996, between
         Lincoln Investment Management, Inc. and Insurance Company of Illinois     25

10.15 (1)  ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and American States
         Insurance Company.                                                        40

10.15 (2) ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and American Economy
         Insurance Company.                                                        50

10.15 (3) ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and American States
         Preferred Insurance Company.                                              60

10.15 (4) ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and American States Life
         Insurance Company.                                                        70

10.15 (5) ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and American States
         Insurance Company of Texas.                                               80

10.15 (6) ASFC Short-Term Investment Pool Participation Agreement, dated
         September 16, 1996, between the Registrant and Insurance Company of
         Illinois.                                                                 90

10.16 (1) Tax Sharing Agreement, dated August 22, 1996, between the Registrant
         and Lincoln National Corporation.                                        100

10.16 (2) Tax Sharing Agreement, dated August 22, 1996, between the Registrant,
         American States Insurance Company and Lincoln National Corporation.      110

10.16 (3) Tax Sharing Agreement, dated August 22, 1996, between American States
         Insurance Company, American Economy Insurance Company and Lincoln
         National Corporation.                                                    119

10.16 (4) Tax Sharing Agreement, dated August 22, 1996, between American States
         Insurance Company, American States Preferred Insurance Company and
         Lincoln National Corporation.                                            128

10.16 (5) Tax Sharing Agreement, dated August 22, 1996, between American States
         Insurance Company, American States Life Insurance Company and Lincoln
         National Corporation.                                                    137

10.16 (6) Tax Sharing Agreement, dated October 9, 1996, between American States
         Insurance Company, Insurance Company of Illinois and Lincoln National
         Corporation.                                                             146

                     AMERICAN STATES FINANCIAL CORPORATION
             Exhibit Index for the Report on Form 10-Q (Continued)

10.16 (7) Tax Sharing Agreement, dated September 23, 1996, between Lincoln
         National Corporation and Linsco Reinsurance Company.                          155

10.16 (8) Tax Sharing Agreement, dated August 22, 1996, between American States
         Insurance Company, City Insurance Agency, Inc. and Lincoln National
         Corporation.                                                                  164

10.18 (1) Services Agreement, dated October 10, 1996, between the Registrant and its subsidiaries and affiliates and Lincoln National Corporation and
         its subsidiaries and affiliates.                                              173

10.18 (2) Services Agreement, dated September 26 1996, between Insurance Company of Illinois and Lincoln National Corporation and its subsidiaries and
         affiliates.                                                                   183


11.0     Computations of Earnings Per Share                                            193

27.0     Financial Data Schedule                                                       194
