Form 10-K
period 1996-12-31
AMERICAN STATES FINANCIAL CORP
filed 1997-02-26
CIK 1010787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission file number  1-11733

                     AMERICAN STATES FINANCIAL CORPORATION


                  INDIANA                            NO. 35-1976549
           State of Incorporation          I.R.S. Employer Identification No.

      500 NORTH MERIDIAN STREET
 INDIANAPOLIS, INDIANA  46204 - 1275                   (317) 262-6262
Address of principal executive offices                Telephone Number


          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
   Title of each class                               on which registered
--------------------------                      -----------------------------
Common Stock, No Par Value                      New York Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates (computed as of January 31, 1997): $265,082,333

Shares of Common Stock outstanding as of January 31, 1997:  60,050,515

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant's Proxy Statement for the Annual Meeting scheduled for May 20, 1997, are incorporated by reference in Part III of this Form 10-K.

The exhibit index to this report is located on page 70.

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     American States Financial Corporation ("ASFC"), is an Indiana domiciled holding company incorporated in 1996. Its principal place of business is 500 North Meridian Street, Indianapolis, Indiana 46204. Unless the context otherwise indicates; (i) the "Company" refers to ASFC and its wholly-owned, consolidated subsidiaries; (ii) "ASI" refers to American States Insurance Company, the Company's sole direct wholly-owned subsidiary, and its consolidated subsidiaries; and (iii) the "Subsidiaries" refer to the direct and indirect subsidiaries of the Company, which include ASI and its subsidiaries. On May 16, 1996, Lincoln National Corporation ("LNC") transferred all of the outstanding shares of ASI to the Company in exchange for 50,000,000 shares of the Company's Common Stock. Concurrently with the transfer of the ASI stock, the Company assumed $100 million of LNC debt ("Assumed Debt") and issued a $200 million note to LNC (the "Term Note"). LNC holds approximately 83% of the outstanding shares of ASFC.

     The Company operates in two business segments: (1) property and casualty insurance; and (2) life insurance. One or more of the Subsidiaries has underwritten property and casualty insurance since 1929 and life insurance since 1959. In 1993 the Company withdrew from the property and casualty reinsurance business, which it had engaged in since 1964. A portion of that business was sold, and the remainder is in run off. This is the only instance in which the Company has withdrawn from, or otherwise acquired or disposed of part of a business segment during the past five years.

     The Company's business is not materially affected by any of the following considerations: the availability of raw materials; the effect of patents, trademarks, licenses (except those granted by state insurance regulators authorizing the Company to conduct business within their jurisdictions), franchises or other concessions held; backlogs; or government contracts which are or might be subject to termination or re-negotiation of profits. Generally, the property and casualty industry is not considered seasonal, however, claims and expenses for property and casualty insurance tend to be higher for periods of severe or inclement weather. During their last three fiscal years, the Company has not spent a material amount on research and development activities. The Company's business is not directly affected in any material way by compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment, though such provisions do affect the liability of those insured under some of its policies, and thus its obligations under those policies (see Reserves For Losses And Loss Adjustment Expenses). The Company is not dependent upon any one customer or group of affiliated customers, the loss of any one or more of which would have a material adverse effect on the Company. Similarly, not one of the independent insurance agents making up its distribution network (or any group of affiliated agents) accounts for so much of its business in any business segment that the termination of the relationship with that agent or group of agents would have a material adverse effect upon the Company.

     The Company's total employment was 3,483 on December 31, 1996. None of the employees are represented by a labor union or subject to a collective bargaining agreement.

     The following briefly describes the Company's business segments. For financial information regarding each of the Company's business segments, including revenues, pre-tax income and identifiable assets, please see the consolidated financial statements, note 13, on page 55.

PROPERTY AND CASUALTY INSURANCE

     The Company's property and casualty insurance sales and underwriting activities are conducted through six subsidiary companies. The Company's multiple line property and casualty business includes the following types of personal and commercial lines policies: businessowners ("BOPs"), commercial multi-peril, commercial automobile, workers' compensation, private passenger automobile, and homeowners multi-peril. Although other potentially profitable markets will be considered, the Company's focus is on small to medium-sized businesses. Substantially all of the Company's policies are written on an annual basis, except for (i) private passenger automobile, which is typically a six-month policy and (ii) a small amount of multi-year BOP policies recently introduced by the Company. The Company is noted as the second largest writer of property and casualty insurance to businesses with fewer than 50 employees, with 3.4% of this segment of the U.S. market, based on 1995 estimated premiums. Although the Company writes business in most of the United States, its primary geographic focus is on those areas such as the Midwest and the Pacific Northwest which have relatively modest exposure to catastrophe losses and in which management believes insurers generally have been permitted to manage risk selection and pricing without undue regulatory interference. Field operations are managed through four regional offices, each with broad responsibility for a particular territory. Distribution is through a network of approximately 4,750 independent agencies.

     3,371 employees are involved in this business segment.

LIFE INSURANCE.

     The Company conducts its life insurance sales and underwriting operations through American States Life Insurance Company ("ASL"), an Indiana domiciled corporation whose principal office is in Indianapolis, Indiana.

     Life insurance is treated by the Company as a business segment which markets an integrated product line through the same independent agency distribution network as the Company's property and casualty insurance policies. The Company stresses the sale of universal life and term life policies, although it also writes whole life, individual annuities and disability income policies. The Company sells its life products in most of the United States.

     112 employees are involved in this business segment.

REINSURANCE

     The Company follows the customary industry practice of reinsuring portions of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophe losses.

     In 1996, the Company's property catastrophe reinsurance program, its "Primary Coverage", provided protection of 93% of $150 million, or approximately $139.5 million, in excess of a $30 million retention per occurrence. In 1997, the Primary Coverage will provide protection of 90% of $150 million, or approximately $135 million, in excess of a $30 million retention per occurrence. In addition, in 1997 the Company has also purchased an additional coverage layer of 90% of $100 million, or $90 million, in excess of its primary coverage. This additional 1997 layer provides protection solely
for non-California earthquake exposure.   During the past twenty years, the
Company exceeded its current catastrophe retention only once. The Company also reinsures a portion of its life business. The maximum net retention on any one life is currently $250,000.

COMPETITION AND REGULATION

     The insurance industry is diverse and highly competitive. The Company competes with other stock insurers, mutual insurance companies and other underwriting organizations. At the end of 1995, the latest year for which data is available, there are over 1,100 groups and unaffiliated individual companies writing property and casualty insurance. The Company ranked 31st in net written premiums for 1995 (A.M. Best Aggregates and Averages, June 1996) among all such groups and companies.

     The factors influencing purchasing decisions by the Company's customers include price, breadth of coverage, reputation of the selling agency, reputation of the insurer, service, financial strength and ratings. The Company competes against other property and casualty and life insurance companies, including direct writers (which deal with customers directly or through exclusive agencies) and other independent agency companies, seeking to write business in its target markets, including other companies utilizing the same independent agencies which represent the Company.

     Like all insurers similarly situated, the Company, with one or more of it's subsidiaries licensed in all 50 states and the District of Columbia, is subject to comprehensive regulation by government agencies in the states in which it does business. The nature and extent of that regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, limitations on dividends, approval or filing of premium rates and policy forms for many lines of insurance, solvency standards, minimum amounts of capital and surplus which must be maintained, reserve requirements, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, limitation of the right to cancel or non-renew policies in some lines, regulation of the right to withdraw from markets or agencies, licensing of insurers and agents, deposits of securities for the benefit of policyholders, reporting with respect to financial conditions, regulation of market conduct and other matters. In addition, state insurance department examiners perform periodic financial and market conduct examination of insurance companies. Such regulation is generally intended for the protection of policyholders, not investors.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company is required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses ("LAE") for claims, both reported and incurred but not reported ("IBNR"), arising from the policies issued. These laws and regulations require that provision be made for the ultimate cost of claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what the Company expects to be the cost of the ultimate settlement and administration of such claims based upon facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. The estimation of ultimate liability for losses and LAE is an inherently uncertain process and does not represent an exact calculation
of that liability.   The Company's reserving policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process.

     When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment, based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by the Company's claims staff as more information becomes available.

     The Company maintains IBNR reserves, the purpose of which is to provide for future development on reported claims and IBNR claims. The IBNR reserve is determined by estimating the Company's ultimate liability for both reported and IBNR claims and then subtracting the open case reserves and claim payments made.

     Each quarter, the Company's actuaries compute its estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. The primary actuarial projection techniques utilized by the Company are the "reported loss development method" and the "paid loss development method." These methods involve projecting reported losses to ultimate levels based on either historical loss reporting or historical loss payment patterns. Loss-based methods are considered most appropriate for the product lines primarily written by the Company. These methods are supplemented, when appropriate, by (i) premium-based techniques utilizing estimated loss ratios and earned premiums (ii) utilization of industry loss exposure estimates coupled with the Company's estimated industry market share, and (iii) the occasional use of outside consultants to confirm the Company's estimate for specific loss exposures (see later discussion concerning construction defect exposure and reinsurance in run-off).

     The following table provides a reconciliation of the Company's property and casualty losses and LAE reserve balances for the years indicated.


                                                                       Year Ended December 31,
                                                                     ----------------------------
                                                                       1996      1995      1994
                                                                     --------  --------  --------

Balance as of January 1, net of related reinsurance recoveries.....  $2,294.5  $2,377.2  $2,458.4
Add:
    Provision for losses and LAE occurring in the current year,
        net of reinsurance.........................................   1,245.6   1,233.6   1,318.2
    Increase/(decrease) in estimated losses and LAE occurring
        in prior years, net of reinsurance.........................     (45.7)    (39.9)    (92.0)
                                                                     --------  --------  --------
    Incurred losses and LAE during the current year,
        net of reinsurance.........................................   1,199.9   1,193.7   1,226.2
Deduct:
    Losses and LAE payments for claims, net of reinsurance,
        occurring during:
        Current year...............................................     654.0     613.5     617.4
        Prior years................................................     578.7     662.9     690.0
                                                                     --------  --------  --------
             Total.................................................   1,232.7   1,276.4   1,307.4
                                                                     --------  --------  --------
Balance as of December 31, net of related reinsurance recoveries...   2,261.7   2,294.5   2,377.2
Reinsurance recoverables on losses and LAE at end of year..........     164.4     120.1     119.5
                                                                     --------  --------  --------
Reserves for losses and LAE, gross of related reinsurance
    recoverables, at end of year...................................  $2,426.1  $2,414.6  $2,496.7
                                                                     ========  ========  ========


     The liability for property and casualty losses and LAE included in the preceding table is determined on a basis prescribed by generally accepted accounting principles ("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:

                                                           Year Ended
                                                          December 31,
                                                    ------------------------
                                                       1996         1995
                                                    -----------  -----------
                                                    (Dollars in Millions)

Liability reported to state insurance regulators...    $2,298.8     $2,331.6
Increase (decrease) related to:
    Estimated salvage and subrogation recoveries...       (37.1)       (37.1)
    Amount recoverable from reinsurers.............       164.4        120.1
                                                    -----------  -----------
        Liability reported on a GAAP basis.........    $2,426.1     $2,414.6
                                                    ===========  ===========



     The following table shows the development of the reserves for unpaid losses and LAE, net of reinsurance, from 1986 through 1996 for the Company's property and casualty subsidiaries on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and LAE for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative total redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. Company management believes that overall loss and LAE reserves as of December 31, 1996 make an adequate and reasonable provision for loss and LAE expense, with these reserves having been determined based upon conservative actuarial techniques consistently applied. The Company has historically attempted to maintain a slight redundancy in its overall reserves in order to provide for potential adverse events. Nonetheless, the conditions and trends which have affected the development of these liabilities in the past may not necessarily recur in the future and it would not, therefore, be appropriate to use this cumulative history to project future performance:

                                                  Year Ended December 31,
                                             ----------------------------------
          1986      1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
        --------  -------   --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                   (Dollars in Millions)

Liability for unpaid losses and LAE, net of reinsurance recoverable:
        $1,257.6  $1,395.8  $1,643.9  $1,890.7  $2,148.6  $2,370.3  $2,538.5  $2,458.4  $2,377.2  $2,294.5  $2,261.7

Cumulative amount of liability paid through: (First column represents number of years later)

 1         477.0     509.5     606.0     710.3     777.7     779.7     800.6     690.0     662.9     578.7
 2         727.1     785.2     937.0   1,096.2   1,183.1   1,230.8   1,225.1   1,094.3     996.8
 3         887.6     931.0   1,152.6   1,321.7   1,453.7   1,495.6   1,501.6   1,322.7
 4         971.6   1,052.4   1,272.2   1,479.7   1,617.9   1,685.4   1,663.6
 5       1,046.3   1,124.7   1,361.9   1,580.1   1,740.6   1,807.5
 6       1,095.7   1,180.3   1,422.1   1,659.9   1,828.1
 7       1,134.3   1,219.8   1,471.4   1,716.6
 8       1,164.1   1,253.5   1,509.8
 9       1,190.4   1,282.9
 10      1,214.1

Liability re-estimated as of:  (First column represents number of years later)

 1       1,189.2   1,335.6   1,608.7   1,900.9   2,153.4   2,397.9  2,490.4    2,366.4   2,337.3   2,248.8
 2       1,205.9   1,328.7   1,635.5   1,924.6   2,195.5   2,407.0  2,458.0    2,399.5   2,342.7
 3       1,227.9   1,354.6   1,651.4   1,969.1   2,247.7   2,402.5  2,534.3    2,454.6
 4       1,259.6   1,375.3   1,685.6   2,028.9   2,265.3   2,505.3  2,618.1
 5       1,285.2   1,420.9   1,764.7   2,052.7   2,373.5   2,603.1
 6       1,326.6   1,507.0   1,779.4   2,159.3   2,472.5
 7       1,410.9   1,515.1   1,871.8   2,237.8
 8       1,417.4   1,604.7   1,935.6
 9       1,507.1   1,655.0
 10      1,543.0

Cumulative total redundancy (deficiency) (1)
        $ (285.4) $ (259.2) $ (291.7) $ (347.1) $ (323.9) $ (232.8) $ (79.6)  $    3.8  $   34.5  $   45.7
        ========= ========= ========= ========= ========= ========= ========  ========  ========  ========

Change in cumulative total redundancy (deficiency)
                  $   26.2  $  (32.5) $  (55.4) $   23.2  $   91.1  $ 153.2   $   83.4  $   30.7  $   11.2  $  (45.7)
Net reserve - December 31                                                               $2,377.2  $2,294.5  $2,261.7
 Reinsurance recoverables                                                                  119.5     120.1     164.4
                                                                                        --------  --------  --------
Gross reserve, December 31                                                              $2,496.7  $2,414.6  $2,426.1
                                                                                        ========  ========  ========

Cumulative redundancy (deficiency):
 Personal and Commercial lines
        $  (48.5) $  (36.2) $  (75.8) $  (99.6) $  (87.1) $  (12.1) $  78.5   $  126.5  $  129.5  $   71.9

 Reinsurance business in run-off
          (236.9)   (223.0)   (215.9)   (247.5)   (236.8)   (220.7)  (158.1)    (122.7)    (95.0)    (26.2)
        --------- --------- --------- --------- --------- --------- --------  -------- ---------  --------
 Total  $ (285.4)  $(259.2) $ (291.7) $ (347.1) $ (323.9) $ (232.8) $ (79.6)  $    3.8  $   34.5  $   45.7
        ========= ========= ========= ========= ========= ========= ========  ========  ========  ========

Change in cumulative redundancy (deficiency):
 Personal and Commercial lines
                  $   12.3  $  (39.6) $  (23.8) $   12.5  $   75.0  $  90.6   $   48.0  $    3.0  $  (57.6) $  (71.9)

 Reinsurance business in run-off
                      13.9       7.1     (31.6)     10.7      16.1     62.6       35.4      27.7      68.8      26.2
 Total             -------   -------   -------   -------   -------  -------    -------   -------   -------   -------
                  $   26.2  $  (32.5) $  (55.4) $   23.2  $   91.1  $ 153.2   $   83.4  $   30.7  $   11.2  $  (45.7)
                   =======   =======   =======   =======   =======  =======    =======   =======   =======   =======

______________________________
(1) The cumulative deficiency in reserves for the years 1986-1992 is primarily attributable to environmental and asbestos claims incurred under assumed reinsurance.

     The following table is derived from the preceding table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1996. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s).




                                                                                                     Cumulative
                                                                                                     Deficiency
                                                                                                    (Redundancy)
                             Effect of Reserve Re-estimates on Calendar Year Operations                 from
                     --------------------------------------------------------------------------------Re-estimates
                             Increase (Decrease) in Reserves for Calendar Year                        for each
                     -------------------------------------------------------------------------------- Accident
                      1987     1988    1989     1990    1991    1992    1993    1994    1995    1996     Year
                     -------  ------  ------   ------  ------  ------  ------   -----  ------  ------  --------
Accident Years
  1986 and prior     $(68.4)  $16.7   $22.0    $31.6   $25.6   $41.4   $84.3    $6.5   $89.7   $36.0   $ 285.4
  1987                        (76.9)  (29.0)    (5.7)   (4.9)    4.2     1.8     1.6     (.1)   14.4     (94.6)
  1988                                (28.2)      .9    (4.9)  (11.4)   (7.0)    6.6     2.8    13.5     (27.7)
  1989                                         (16.6)    7.9    10.3   (19.3)    9.1    14.2    14.6      20.2
  1990                                                 (18.9)   (2.5)   (7.5)   (6.2)    1.7    20.5     (12.9)
  1991                                                         (14.4)  (43.2)  (22.1)   (5.5)   (1.2)    (86.3)
  1992                                                                 (57.2)  (27.9)  (26.5)  (14.0)   (125.6)
  1993                                                                         (59.6)  (43.2)  (28.7)   (131.6)
  1994                                                                                 (73.0)  (49.7)   (122.7)
  1995                                                                                         (51.1)    (51.1)
Total calendar year effect:
                     ------- ------- -------   -----  ------- ------- ------- ------- ------- -------  --------
                     $(68.4) $(60.2) $(35.2)   $10.2  $  4.8  $ 27.6  $(48.1) $(92.0) $(39.9) $(45.7)  $(346.9)
                     ======= ======= =======   =====  ======= ======= ======= ======= ======= =======  ========

     In personal and commercial lines excluding reinsurance in run-off, the Company benefited from positive prior year loss reserve development during both 1996 and 1995 on the Company's core book of on-going business, which includes businessowners, commercial multi-peril, commercial automobile, workers' compensation, homeowners and personal automobile. This positive development was consistent with industry trends, but was also due in part to the continuing effects of the Company's "New Directions" initiative. Under New Directions, which was implemented in 1991, the Company elected to reduce market share in lines of business and geographic areas which were producing less than acceptable loss ratios computed in accordance with statutory accounting principles ("SAP"). The New Directions program has been primarily responsible for the 10.6 percentage point improvement in the Company's loss ratio from 71.6% for 1991 to 61.0% for 1996. Other factors contributing to favorable loss reserve development were on-going improvements in the claim evaluation and management process and consistent application of the Company's reserving philosophy, which seeks to maintain a slight redundancy in loss reserves. Additionally, workers' compensation reform and tort reform have created some improvement in loss cost trends for both the Company and the industry. Notwithstanding the above, favorable loss reserve development on prior accident years may not necessarily occur in the future, and there can be no assurance that earnings will continue to benefit from positive reserve developments.

     The Company continued to experience adverse loss development on construction defect claims which is netted within the aggregate 1996 favorable development on prior year loss and LAE reserves in personal and commercial lines excluding reinsurance in run-off. Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. The Company defines construction defect claims as those involving allegations of defective work which result in claims for damages related to the diminution in value of large construction projects, such as condominiums, office buildings, shopping centers and housing developments. Prior to 1993, the number of construction defect claims reported to the Company were insignificant relative to the total number of general property damage liability claims; therefore, these claims were not separated for the purpose of reserve analysis. The reporting pattern and incurred losses and LAE for construction defect claims are as follows:

                                               Number of
Calendar                                       Reported        Incurred
 Year                                           Claims     Losses and LAE (1)
 ----                                          --------  ---------------------
                                                         (Dollars in Millions)

1991 & prior.................................       442          $12.0
1992.........................................       804           25.0
1993.........................................     1,257           46.1
1994.........................................     1,274           88.8
1995.........................................     1,227          110.8
1996.........................................     1,709          134.3


___________________
(1) Incurred losses and LAE include reported claims and IBNR claims, net of reinsurance.

     Approximately 90% of the reported claims involve construction activity in California, with the majority of reported claims through 1996 being incurred in accident years prior to 1994. Management believes that the increase in 1996 reportings is attributable, in large part, to the California Supreme Court's landmark decision in Montrose Chemical Corp. v. Admiral Ins. Co., 10 Cal. 4th 654 (1995), which was handed down in July 1995. In Montrose, the court held that in progressive damage cases, such as environmental and construction defect cases (where damage begins in one policy period and advances in subsequent policy periods), any policy in effect while the damage progressed is triggered and is potentially exposed to the loss. The adoption of this "continuous" trigger theory in the interpretation of liability insurance policies marked a significant departure from the "manifestation" trigger the court had adopted in the interpretation of first-party property insurance policies, which many intermediate California courts had applied prior to Montrose. The adoption of the continuous trigger in conjunction with the ten year statute of limitations for construction defect claims greatly expanded the number of primary carriers which would potentially have exposure for losses arising from any one project. Those factors combined with an aggressive plaintiffs bar and a receptive California judiciary to produce the experienced growth in reportings.

     From an operational perspective, in late 1992, the Company established a dedicated claim unit specifically for the management of construction defect claims. Also, beginning in 1993, the Company intentionally began reducing the volume of new contractor business written in California, and currently is not writing any new California contractor business. The Company has significantly
reduced its in-force book of contractor business in California.   Further, as
the number of construction defect claims increased during 1993 and 1994, the Company decided, at the end of 1994, to segregate construction defect claims from all other general property damage liability claims for reserve analysis. As a result of a separate analysis of the construction defect losses, the reserves were increased. This analysis was repeated at the end of 1995 and 1996 as part of the Company's analysis of its total reserves for general property damage liability.

     In addition, in 1996, the Company engaged an outside consulting firm to perform a construction defect reserve analysis and claims management study. The Company adopted the firm's recommendations resulting from the study and recorded the proposed addition to construction defect loss and LAE reserves as of December 31, 1996. The Company believes that based on its own analysis and that of the consultant, its total provision for construction defect exposures is adequate at December 31, 1996.

     The Company's reinsurance in run-off business incurred adverse prior year loss reserve development of $26.2 million in 1996 versus $69.3 million in 1995. The adverse development in 1996 was attributable to asbestosis and environmental ("A&E") loss exposures related to accident years prior to 1988.

     The Company engaged an independent actuarial firm in 1996 to review the sufficiency of total reinsurance in run-off reserves, with a particular emphasis on A&E reserves. The Company also obtained previously unavailable information from a large property and casualty pool from which the Company assumes an approximate 2% pro-rata share. The pool indicated that it was experiencing adverse development related to its A&E exposure. Additionally, new actuarial techniques and methodologies were applied to pre-existing data. The cumulative effect of these initiatives has been to help identify the various components of the adverse development. They appear to be approximately $13.0 million related to the pool with the remaining $13.2 million of adverse development related primarily to various casualty excess-of-loss exposures.

     As a result of the above, the Company increased its A&E reinsurance in run-off reserves, net of reinsurance recoverables, to $143.9 million at year end, up from $127.1 million at year end 1995. In addition, in January of 1996 the Company agreed to assume $61.4 million of reserves, from an affiliate of LNC, on a closed block of specialty lines business. This run-off business covers primarily property, casualty, accident and health exposures on sports, leisure and entertainment venues. Reserves as of December 31, 1996 totaled $41.3 million. Due to the increase in A&E reserves and the assumption of the closed block of specialty business, total reinsurance in run-off reserves, net of reinsurance recoverables, increased to $262.4 million at year end 1996, up from $210.3 million at year end 1995. The Company believes its total reinsurance in run-off loss reserves are appropriate as of December 31, 1996.

     Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. The Company continually monitors and evaluates A&E claims and re-estimates its reserves accordingly.
In addition to the periodic utilization of outside experts, another method used by the Company to evaluate its reserves for A&E claims is to compute the number of years of claim payments which are being carried in reserve (the survival ratio). Based on losses and LAE payments made during the preceding twelve months, the Company's survival ratio for total A&E reserves increased to 18.5 years at December 31, 1996 versus 17.4 years at December 31, 1995. With a survival ratio of 18.5 compared to an industry average of 9.1, the Company believes that total Company A&E loss exposures are adequately reserved. The loss and LAE reserves for reported and unreported A&E liabilities, net of reinsurance recoverables, are as follows:


Calendar                                              Asbestos    Environmental
 Year                                                 Reserves      Reserves
 ----                                                 --------    -------------
                                                     (Dollars in Millions)

1994...............................................      $69.6      $128.6
1995...............................................       77.8       163.4
1996...............................................      112.3       138.2

The following table summarizes the Company's property and casualty reserves, net of reinsurance recoverables, by type of claim as of the dates indicated:


                                                              At December 31,
                                                       ----------------------------
                                                         1996      1995      1994
                                                       --------  --------  --------
                                                          (Dollars in Millions)

Commercial and personal:
    Core commercial and personal .................     $1,562.7  $1,724.6  $1,941.7
    Construction defect ..........................        330.0     245.5     173.9
    A&E...........................................        106.6     114.1     101.3
                                                       --------  --------  --------
          Total commercial and personal ..........     $1,999.3  $2,084.2  $2,216.9
                                                       --------  --------  --------

Reinsurance in run-off:
    A&E...........................................        143.9     127.1      96.9
    All other reinsurance in run-off .............        118.5      83.2      63.4
                                                       --------  --------  --------
          Total reinsurance in run-off ...........        262.4     210.3     160.3
                                                       --------
Total reserves, net of reinsurance recoverables...     $2,261.7  $2,294.5  $2,377.2
                                                       ========  ========  ========

The following table provides a detailed reconciliation of the Company's property and casualty losses and LAE reserve balances for the years indicated:

                                                       Consolidated Less Construction
                                                              Defects and A&E                Construction Defects
                                                     ----------------------------------  ----------------------------
                                                          Year Ended December 31,          Year Ended December 31,
                                                     ----------------------------------  ----------------------------
                                                        1996        1995        1994       1996      1995      1994
                                                     ----------  ----------  ----------  --------  --------  --------
Balance as of January 1, net of related
     reinsurance recoveries........................    $1,807.8    $2,005.1    $2,142.8    $245.5    $173.9    $114.9
Add:
     Provision for losses and LAE occurring
         in the current year, net of reinsurance        1,235.0     1,221.8     1,303.9       8.4       8.9       8.4
     Increase/(decrease) in estimated losses
         and LAE occurring in prior years, net
         of reinsurance............................     (192.3)     (195.8)     (178.0)     125.9     101.9      80.4
                                                     ----------  ----------  ----------  --------  --------  --------
     Incurred losses and LAE during the
         current year, net of reinsurance..........     1,042.7     1,026.0     1,125.9     134.3     110.8      88.8
Deduct:
     Losses and LAE payments for claims,
         net of reinsurance, occurring during:
         Current year..............................       652.4       613.2       617.1       1.5        .2        .1
         Prior years...............................       516.9       610.1       646.5      48.3      39.0      29.7
                                                     ----------  ----------  ----------  --------  --------  --------
            Total..................................     1,169.3     1,223.3     1,263.6      49.8      39.2      29.8
                                                     ----------  ----------  ----------  --------  --------  --------
Balance as of December 31, net of related
     reinsurance recoveries........................     1,681.2     1,807.8     2,005.1     330.0     245.5     173.9
Reinsurance recoverables on losses and
     LAE at end of year............................       132.7        97.4        99.6       1.2       2.4       1.6
                                                     ----------  ----------  ----------  --------  --------  --------
Reserves for losses and LAE, gross of
     related reinsurance recoverables, at end
     of year.......................................    $1,813.9    $1,905.2    $2,104.7    $331.2    $247.9    $175.5
                                                     ==========  ==========  ==========  ========  ========  ========


                                                                   A&E                               Total
                                                          Year Ended December 31,          Year Ended December 31,
                                                     ----------------------------------  ----------------------------
                                                        1996        1995        1994       1996      1995      1994
                                                     ----------  ----------  ----------  --------  --------  --------
Balance as of January 1, net of related
     reinsurance recoveries........................      $241.2      $198.2      $200.7  $2,294.5  $2,377.2  $2,458.4
Add:
     Provision for losses and LAE occurring
         in the current year, net of reinsurance            2.2         2.9         5.9   1,245.6   1,233.6   1,318.2
     Increase/(decrease) in estimated losses
         and LAE occurring in prior years, net
         of reinsurance............................        20.7        54.0         5.6     (45.7)    (39.9)    (92.0)
                                                     ----------  ----------  ----------  --------  --------  --------
     Incurred losses and LAE during the
         current year, net of reinsurance..........        22.9        56.9        11.5   1,199.9   1,193.7   1,226.2
Deduct:
     Losses and LAE payments for claims,
         net of reinsurance, occurring during:
         Current year..............................          .1          .1          .2     654.0     613.5     617.4
         Prior years...............................        13.5        13.8        13.8     578.7     662.9    $690.0
                                                     ----------  ----------  ----------  --------  --------  --------
            Total..................................        13.6        13.9        14.0   1,232.7   1,276.4   1,307.4
                                                     ----------  ----------  ----------  --------  --------  --------
Balance as of December 31, net of related
     reinsurance recoveries........................       250.5       241.2       198.2   2,261.7   2,294.5   2,377.2
Reinsurance recoverables on losses and
     LAE at end of year............................        30.5        20.3        18.3     164.4     120.1     119.5
                                                     ----------  ----------  ----------  --------  --------  --------
Reserves for losses and LAE, gross of
     related reinsurance recoverables, at end
     of year.......................................      $281.0      $261.5      $216.5  $2,426.1  $2,414.6  $2,496.7
                                                     ==========  ==========  ==========  ========  ========  ========


ITEM 2. PROPERTIES

     The Company's home office complex consists of a leased office building of approximately 407,800 square feet in downtown Indianapolis, Indiana, a nearby leased parking garage and a printing and supply building of approximately 52,400 square feet, which is owned by the Company. The lease covering the office building and parking garage (the "Lease") will expire on August 31, 2009. Semi-annual lease payments under the Lease total approximately $3.2 million ($6.4 million per year) until August, 1999. From September, 1999, until August, 2004, the semi-annual lease payments will total approximately $4.9 million ($9.8 million per year), and from September, 2004, until August, 2009, the semi-annual lease payments will approximate $5.2 million ($10.4 million per year).

     At December 31, 1995, the Company owned 16 of the buildings in which the Company's principal field offices were located. As part of a planned realignment of its field structure designed to reduce expenses, contribute to improvement of the combined ratio, and enhance growth (the "Realignment"), the Company announced it would dispose of 14 of the principal field offices and consolidate the functions of those offices into four regional offices. A $28.4 million pre-tax charge for loss on operating properties was charged to income in the fourth quarter of 1995. As of December 31, 1996, four of the offices had been sold. The location and approximate size of each of those offices are as follows:


                                             Approximate Size
                                             ----------------
                                             (In square feet)
                   Offices to be Maintained
                   ------------------------
                   Fort Scott, KS            82,000
                   Mountlake Terrace, WA     52,500

                   Offices to be Sold
                   ------------------------
                   Carol Stream, IL          39,500
                   Costa Mesa, CA            53,000
                   Englewood, CO             44,400
                   Grand Rapids, MI          44,500
                   Lexington, KY             43,500
                   Maitland, FL              58,200
                   New Britain, CT           59,600
                   Pittsburgh, PA            48,300
                   Pleasant Hill, CA         61,500
                   San Antonio, TX           43,700

                   Offices Sold During 1996
                   ------------------------
                   Lake Oswego, OR           58,100
                   Montgomery, AL            30,500
                   Richardson, TX            59,300
                   Springfield, OH           26,300


     In addition to the locations listed above, company field operations are conducted from approximately 100 leased offices aggregating approximately 350,000 square feet. These leases generally have terms of five years or less. Management considers the planned owned and leased office facilities adequate for the current and anticipated future level of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is routinely involved in pending or threatened legal proceedings. Those proceedings sometimes involve alleged breaches of contract, torts (including bad faith and fraud claims) and miscellaneous other causes of action. Some of the pending litigation includes claims for punitive damages in addition to compensatory damages and other relief. While the aggregate dollar amounts involved in these legal proceedings cannot be determined with certainty, the amounts at issue could have a significant effect on the Company's results of operations. However, based upon information presently available, and in light of legal and other defenses available to the Company, management does not believe that any of these routine proceedings will have a material adverse effect on the financial results or operations of the Company.

     On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case brought in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated a number of civil rights laws (including, without limitation, the Fair Housing Act). The plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. This action seeks injunction relief, unspecified compensatory damages, punitive damages and attorneys' fees. In response to motions filed by the defendants, the court dismissed the conspiracy count by Order dated October 2, 1996 but has required that the defendants answer the remaining counts and discovery has now begun. Management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to vigorously defend this action.

     On August 29, 1996, the first of two actions were brought in Missouri state courts alleging that underinsured motorist insurance coverage sold in that state by three of the Company's property and casualty insurance subsidiaries constitutes "phantom coverage" when sold at limits equal to the State's financial responsibility requirements. In both actions, the plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. The actions seek both compensatory and punitive damages based upon a number of legal theories, including, without limitation, breach of fiduciary duty, negligence, breach of contract, unjust enrichment and misrepresentation. While it is too early to fully evaluate the plaintiffs' allegations, the potential defenses available or the size of the putative class of plaintiffs, management does not believe, based upon current information, that the allegations have merit and it therefore intends to defend these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to security holders for a vote.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart sets forth the names and ages of all executive officers of the Company and indicates all positions and officers with the Company and its principal subsidiaries held by each such person:


         NAME            AGE                             CURRENT POSITION
----------------------------------------------------------------------------------------------------
Robert A. Anker          55   Director, Chairman  and Chief Executive Officer of the Company and ASI
----------------------------------------------------------------------------------------------------
William J. Lawson        57   Director, President and Chief Operating Officer of the Company and ASI
----------------------------------------------------------------------------------------------------
Jerome T. Gallogly       60   Executive Vice President of the Company and ASI and Director of ASI
----------------------------------------------------------------------------------------------------
J. Robert Coffin         60   Senior Vice President , Technology Administration of  ASI and
                              Director of ASI
----------------------------------------------------------------------------------------------------
David N. Hafling         49   Senior Vice President and Actuary of ASI and Director of ASI
----------------------------------------------------------------------------------------------------
Harry R. Simpson         56   Senior Vice President of ASL and Director of ASI
----------------------------------------------------------------------------------------------------
Todd R. Stephenson       42   Senior Vice President, Treasurer and Chief Financial Officer of the
                              Company and ASI and Director of ASI
----------------------------------------------------------------------------------------------------
Janis E. Stoddard-Smith  49   Senior Vice President, Claims of ASI and Director of ASI
----------------------------------------------------------------------------------------------------
Ronald K. Young          47   Senior Vice President, Product Management of ASI and Director of ASI
----------------------------------------------------------------------------------------------------
Thomas R. Kaehr          38   Vice President and Controller (Chief Accounting Officer) of the
                              Company and ASI
----------------------------------------------------------------------------------------------------
Thomas M. Ober           52   Vice President, Secretary and General Counsel of the Company and ASI
                              and Director of ASI
----------------------------------------------------------------------------------------------------

     Biographical information for each of the individuals listed in the above table is set forth below, including the identity of any other publicly traded company of which such person is a director. All executive officers of the Company except Mr. Anker and Mr. Kaehr have held their positions with the Company since its incorporation on February 5, 1996. Mr. Anker has been a director of the Company since incorporation and has been its Chairman and Chief Executive Officer since December 31, 1996. Mr. Kaehr was elected to his current office with the Company on August 20, 1996. Officers of the Company are elected annually and serve until resignation, removal or termination of employment.

     Mr. Anker is Chairman and Chief Executive Officer of the Company and ASI. He served as a director of ASI from 1984 to April, 1996; President and Chief Operating Officer of LNC from 1992 until December, 1996; Chairman and Chief Executive Officer of Lincoln National Life Insurance Company ("Lincoln Life"), a LNC affiliate, from 1994 to December, 1996; President and Chief Operating Officer of Lincoln Life from 1992 to 1994; President of ASI from 1985 until 1991; Chief Executive Officer of ASI from 1990 to 1992; and as Chairman of ASI from 1991 until 1992. Mr. Anker is also currently a director of Fort Wayne National Corporation, the holding company for Fort Wayne National Bank.

     Mr. Lawson is President, Chief Operating Officer and a director of the Company and ASI, having joined ASI in October, 1995. Prior to joining ASI, Mr. Lawson served as Chairman and Chief Executive Officer of EMPHESYS Financial Group, Inc. ("EMPHESYS"), an LNC affiliate, the parent company of Employers Health Insurance Company, from 1994, until he joined ASI; and he served as President and Chief Executive Officer of EMPHESYS from 1993 to 1994. Mr. Lawson served as President, Chief Executive Officer and a director of Employers Health Insurance Company, from 1988 to 1993.

     Mr. Gallogly has been Executive Vice President and a director of ASI since 1992. He joined ASI in 1975 and has held various positions with ASI including Senior Vice President, Product Management from 1986 to 1992.

     Mr. Coffin has been Senior Vice President, Technology Administration of ASI since May, 1995 and a director of ASI since April, 1996. He has served ASI in several areas of management including Vice President, Personnel from 1990 until May, 1995.

     Mr. Hafling has been Senior Vice President and Actuary of ASI since 1993 and a director of ASI since April, 1996. He joined ASI in 1972 and has held various positions with ASI including Vice President and Actuary from 1986 to 1993.

     Mr. Simpson has been Senior Vice President of ASL since May, 1995 and a director of ASI since April, 1996. In this position, he acts as the general manager of ASL. Mr. Simpson joined ASI in 1977 and has held various positions with ASI including Vice President, Field Operations from 1990 until May, 1995.

     Mr. Stephenson is Senior Vice President, Treasurer and Chief Financial Officer of the Company and ASI. He is also a director of ASI and has been since February, 1995. He joined ASI in 1977 and served in a number of financial positions with ASI, including Vice President, Corporate Accounting from 1992 to May, 1995; Second Vice President, Planning and Administration from 1991 to 1992; and Assistant Treasurer and Manager of Budget and Financial Planning from 1984 to 1991.

     Ms. Stoddard-Smith has been Senior Vice President, Claims of ASI since May, 1995 and a director of ASI since April, 1996. She has held several claims management positions with ASI, including Vice President of Claims for the Eastern Region from 1991 to May, 1995 and Indiana Division Claim Manager from 1989 to 1991.

     Mr. Young has been Senior Vice President, Product Management of ASI since May, 1995 and a director of ASI since April, 1996. He has held several management positions with ASI, including Vice President, Field Operations, from 1992 to May, 1995 and Division Vice President from 1988 to 1992.

     Mr. Kaehr has been Vice President and Controller (Chief Accounting Officer) of the Company since August 20, 1996. He has been Vice President and Controller (Chief Accounting Officer) of ASI since August 19, 1996 and a Vice President of ASI since February, 1995. Mr. Kaehr joined ASI in June, 1994 and was elected a Second Vice President of ASI in August of that year. Prior to becoming employed by ASI, Mr. Kaehr was employed in various capacities with LNC from November, 1985 through May, 1994.

     Mr. Ober joined ASI in 1973. He is Vice President, Secretary and General Counsel of the Company and, since 1984, of ASI. Since 1996, he has been a director of ASI.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

     The Common Stock of the Company (trading symbol "ASX") was listed for trading on the New York Stock Exchange for the first time on May 23, 1996. The initial public offering price was $23 per share. The following table sets forth the quarterly ranges of high and low sales prices per share as reported by the NYSE and dividends declared per share:


                Period                                     Market price       Dividends
                ------                                   ------------------
                                                           High       Low     declared
                                                         -------  ---------  ---------

                 1996:
Third Quarter............................................ 23 3/8  19 3/8           .21
Fourth Quarter........................................... 27 3/8  22 1/4           .21



     As of January 31, 1997, there were approximately 250 holders of the outstanding shares of the Company's Common Stock, excluding participants in securities position listings.

DIVIDENDS

     The Board of Directors of the Company has adopted a policy of declaring regular cash dividends on the Company's Common Stock, commencing in the third quarter of 1996. The declaration and payment of dividends is at the discretion of the Board of Directors. Factors taken into account on the timing and amount of dividends will depend upon, among other things, the result of the Company's operations, its statutory surplus, its financial condition, cash requirements, future prospects, regulatory restrictions on the payment of dividends by its subsidiaries, financial covenants in loan agreements and other factors deemed relevant by its Board of Directors.

     The Company is an insurance holding company whose principal asset is the common stock of ASI, and its cash flow consists of dividends received from ASI. The payment of any cash dividends to holders of the Company's Common Stock depends upon the receipt of dividend payments by the Company from ASI. The payment of dividends by ASI will depend on the amount of its statutory surplus, earnings and regulatory restrictions. The insurance holding company laws of Indiana regulate the distribution of dividends and other payments to the Company by its principal Indiana domiciled Subsidiaries. Under the applicable Indiana statutes, an insurer may not pay dividends in any twelve month period in an amount exceeding the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the prior year's net income if the insurer is a property and casualty insurer, or the prior year's net gain from operations if the insurer is a life insurer, without notifying the Indiana Commissioner of Insurance and giving the Commissioner 30 days within which to object. Based on these statutes, ASI will not be able to pay any dividends to the Company until May 15, 1997 without notifying the Indiana Commissioner of Insurance and giving the Commissioner 30 days within to object. Similar statutory restrictions apply to those subsidiaries domiciled in Texas and Illinois, the domicile of other subsidiaries of immaterial size. The factors noted above will have no effect on the ability of the Company to pay regular dividends in the first two quarters of 1997.

ITEM 6. SELECTED FINANCIAL DATA



                                                       As of and for the Year Ended December 31
                                                 -----------------------------------------------------
                                                   1996       1995       1994       1993       1992
                                                 ---------  ---------  ---------  ---------  ---------
                                                      (Dollars in Millions, Except Per Share Data)
CONSOLIDATED  STATEMENT OF
OPERATIONS DATA:
Revenues:
   Premiums....................................   $1,674.1   $1,746.4   $1,746.0   $1,855.1   $2,064.7
   Net investment income.......................      274.3      266.6      260.5      266.8      266.2
   Realized gain on investments................       35.6       41.0       19.9      149.9       65.4
   Loss on operating properties (1)............          -      (28.4)         -          -          -
                                                 ---------  ---------  ---------  ---------  ---------
         Total revenues........................    1,984.0    2,025.6    2,026.4    2,271.8    2,396.3
Benefits and expenses:
   Benefits and settlement expenses............    1,248.9    1,242.3    1,272.0    1,386.3    1,683.4
   Commissions.................................      283.0      291.5      296.9      323.0      359.3
   Operating and administrative expenses.......      206.7      236.8      208.1      217.2      219.1
   Taxes, licenses and fees....................       37.3       45.9       49.0       52.1       62.4
   Interest on debt (2)........................       12.4          -         .1         .4         .3
                                                 ---------  ---------  ---------  ---------  ---------
         Total benefits and expenses...........    1,788.3    1,816.5    1,826.1    1,979.0    2,324.5
                                                 ---------  ---------  ---------  ---------  ---------
   Income before federal income taxes and
      cumulative effect of accounting change..       195.7      209.1      200.3      292.8       71.8
   Federal income taxes (credit) ..............       26.0       30.8       15.7       46.1      (34.0)
   Cumulative effect of change in accounting
      for postretirement benefits other than
      pensions, net of taxes...................          -          -          -      (40.5)         -
                                                 ---------  ---------  ---------  ---------  ---------
         Net income............................   $  169.7   $  178.3   $  184.6   $  206.2   $  105.8
                                                 =========  =========  =========  =========  =========
   Net income per share                           $   3.03   $   3.57   $   3.69   $   4.12   $   2.12
   Weighted average shares outstanding                56.0       50.0       50.0       50.0       50.0
   Pro forma net income (3)                       $  162.4   $  160.7
   Pro forma net income per share (4)             $   2.71   $   2.68
CONSOLIDATED BALANCE SHEET
DATA:
   Total investments and cash..................   $4,356.2   $4,442.9   $4,152.3   $4,641.0   $4,288.1
   Total assets................................    5,541.1    5,539.2    5,419.3    5,777.8    5,569.8
   Policy liabilities and accruals.............    3,580.3    3,546.8    3,603.7    3,677.6    3,801.7
   Debt........................................      299.5          -          -        5.0        5.0
   Total liabilities...........................    4,205.1    3,870.5    3,950.7    4,065.6    4,082.8
   Shareholders' equity........................    1,336.0    1,668.7    1,468.6    1,712.2    1,487.0
STATUTORY CAPITAL AND SURPLUS:
   Property and casualty companies                $  966.0   $1,011.0   $  980.7   $1,068.4   $1,038.2
   Life company                                       57.4       51.7       61.2       60.9       57.9
PROPERTY AND CASUALTY
STATUTORY RATIOS AND DATA (5):
   Loss ratio..................................       61.0%      59.3%      61.1%      63.8%      70.9%
   Loss adjustment expense ratio...............       13.6       11.8       11.8       11.4       10.6
   Underwriting expense ratio..................       31.2       32.3       31.6       31.7       30.6
   Policyholder dividend ratio.................        0.1        0.2        0.1        0.2        0.4
      Company combined ratio...................      105.8%     103.6%     104.6%     107.1%     112.5%
   Industry combined ratio (6).................      107.0%     106.5%     108.5%     106.9%     115.8%
   Net premiums written to surplus.............        1.7x       1.7x       1.7x       1.6x       1.9x

                                                     As of and for the Year Ended December 31
                                                 ------------------------------------------------
                                                   1996      1995      1994      1993      1992
                                                 --------  --------  --------  --------  --------
                                                           (Dollars in Millions)
OTHER CONSOLIDATED DATA:
  Natural peril losses (pre-tax) (7)...........    $165.7    $122.1    $140.5    $122.7    $151.6
  Operating income (8)                              146.4     188.8     171.6     150.3      62.6
  Common stock dividends declared (9)..........     371.2     199.0     180.0     140.0      48.0
  Total employees..............................     3,483     3,750     3,903     4,231     4,242
  Total agencies...............................     4,755     4,882     5,050     5,203     5,490

________________
(1) Represents an allowance for losses on the contemplated sale of operating properties used for division offices, resulting from the Realignment. See
     Note 14 to the Consolidated Financial Statements on page 56.

(2) Interest expense incurred in 1996 is a direct result of, in May 1996, the Company assuming $100 million of LNC debt and issuing a $200 million note to LNC. See Note 5 to the Consolidated Financial Statements on page 48.

(3) Pro forma net income for the years ended December 31, 1996 and 1995 are presented to reflect the impact of the May 1996 initial public offering of the Company's Common Stock and related transactions as if they had occurred January 1, 1995. Pro forma net income for the years ended December 31, 1996 and 1995 includes the impact of (i) net investment income decreasing by $6.0 million and $14.4 million, respectively, representing the interest yield on $300 million of tax-exempt municipal securities, (ii) net investment income increasing by $6.0 million and $14.4 million, respectively, representing the interest yield on $215.2 million net proceeds from the initial public offering invested in risk free investments, (iii) interest expense increasing by $8.5 million and $20.4 million, respectively, representing the interest on the debt assumed and issued and (iv) the tax effect on the foregoing of $1.2 million and $2.9 million, respectively.

(4)  Based on 60,000,000 shares outstanding.

(5) Company statutory data have been derived from the financial statements of the Company's insurance subsidiaries prepared in accordance with SAP and filed with insurance regulatory authorities. The loss, loss adjustment expense, underwriting expense, policyholder dividend and Company combined ratios are not materially different than such ratios computed pursuant to GAAP.

(6) The ratios presented are after policyholder dividends. Industry averages for 1992 through 1995 are from A.M. Best Company, Inc. ("A.M. Best") Aggregates & Averages Property-Casualty (1996 edition). The industry combined ratio for 1996 is a published estimate from A.M. Best.

(7) "Natural peril losses", which include catastrophe losses, is a Company-defined term for losses caused by wind, hail, water (including freezing water) and earthquake, regardless of the size of any individual event. The Company feels that this measure is a more meaningful management tool as compared to catastrophe losses. The majority of the Company's loss exposure base resides inland (away from coastal exposures) where frequency, rather than severity, of loss events has historically been a more significant factor to the Company.

(8) Represents net income before (i) realized gain on investments (net of federal income taxes) of $23.3, $21.5, $13.0, $96.4, and $43.2 million in 1996, 1995, 1994, 1993 and 1992 respectively, (ii) the $28.4 million loss on operating properties in 1995, net of federal income taxes of $9.9 million, (iii) the estimated Realignment implementation costs accrued in 1995 of $21.0 million, net of federal income taxes of $7.3 million, and
     (iv) the cumulative effect of a change in accounting in 1993. The net effect of these amounts are included to assist the reader in analyzing the Company's results of operations by showing the effect of the listed items. The resulting amounts are not intended to represent net income prepared in accordance with GAAP.

(9) Amounts shown in 1992 through 1995 represent dividends declared on ASI stock, which were paid to LNC. ASI also declared $.1 million in dividends on publicly held preferred stock in 1992. This stock was called and retired in 1992. In 1996, ASI declared and distributed a $300 million dividend consisting primarily of tax-exempt securities ("Dividended
     Assets") to LNC.   ASFC declared a $.21 per share dividend on its
     outstanding Common Stock  in the third and fourth quarter of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the discussion in this Annual Report on Form 10-K includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: financial markets (e.g. interest rates and securities markets), state and federal legislative and regulatory initiatives, acts of God (e.g. hurricanes, earthquakes and storms), other insurance risks and competition.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying audited consolidated financial statements, including the notes.

RESULTS OF OPERATIONS

     The Company's revenues from operations are derived primarily from net premiums earned on policies written by the Company, investment income and realized gain on investments. Expenses consist primarily of payments for claims incurred, claims adjustment expenses and underwriting expenses, including agents' commissions and other operating expenses.

     Significant factors influencing results of operations include the supply and demand for property and casualty insurance and life insurance, as well as the number and magnitude of catastrophe or natural peril losses, such as losses caused by wind, hail, water (including freezing water) and earthquakes. Although the property and casualty insurance industry has historically been highly cyclical, management of the Company believes that variability within each product line has become more pronounced than industry-wide cyclicality. Premium rate levels are related to the availability of insurance coverage, which varies according to, among other things, the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Surplus levels have been relatively high in recent years due in part to the gains in the investment portfolios of many insurers. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The industry's profitability can also be affected significantly by fluctuations in interest rates and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary, generally rising as the overall level of economic activity increases and falling as such activity decreases.

     The Company seeks to manage its risk exposure by adjusting the mix and volume of business written in response to changes in price and by balancing the geographic distribution of its risks. Management believes that this strategy accounts, in part, for loss ratios that are lower than the property and casualty industry average.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

CONSOLIDATED
     The Company's revenues decreased 2.1% or $41.6 million to $1,984.0 in 1996 from $2,025.6 million in 1995. Net premiums earned and other revenue decreased 4.1% or $72.3 million to $1,674.1 million in 1996 from $1,746.4 million in 1995. Net investment income increased by $7.7 million, or 2.9%, while realized gain on investments decreased by $5.5 million.

     The Company's net income of $169.7 million for 1996 was down 4.8% from $178.3 million for 1995. The provision for consolidated income taxes was $26.0 million in 1996 compared to $30.8 million in 1995.

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for 1996 and 1995. All ratios are computed using data reported in accordance with SAP.




                                                                          Year Ended December 31,
                                                                         --------------------------
                                                                             1996          1995
                                                                         ------------  ------------
                                                                         (Dollars in Millions)
Net premiums written................................................         $1,600.9      $1,671.6

Net premiums earned and other revenue...............................         $1,617.2      $1,689.6
Losses and loss adjustment expense..................................          1,199.9       1,193.7
Other costs and expenses............................................            505.4         552.8
                                                                         ------------  ------------
         Underwriting loss..........................................            (88.1)        (56.9)
Net investment income...............................................            238.2         233.8
Realized gain on investments........................................             34.2          38.8
Loss on operating properties........................................                -          28.4
Income tax expense..................................................             22.1          23.5
                                                                         ------------  ------------
         Net income.................................................         $  162.2      $  163.8
                                                                         ============  ============

Loss ratio..........................................................             61.0%         59.3%
Loss adjustment expense ratio.......................................             13.6          11.8
Underwriting expense ratio..........................................             31.2          32.3
Policyholder dividend ratio.........................................               .1            .2
         Combined ratio.............................................            105.8%        103.6%

Percentage point effect of natural peril losses on loss ratio (1)...              10.3           7.3
Percentage point effect of Realignment costs on combined ratio......                 -           1.2

Underwriting results by source:
Net premiums written:
    Commercial......................................................         $   915.5     $   991.6
    Personal........................................................             684.5         681.1
    Reinsurance in run-off..........................................                .9          (1.1)
                                                                          ------------  ------------
         Total......................................................         $ 1,600.9     $ 1,671.6
Underwriting gain (loss) (1):
    Commercial......................................................         $    (1.5)    $    45.8
    Personal........................................................             (60.0)        (32.8)
    Reinsurance in run-off..........................................             (26.6)        (69.9)
                                                                          ------------  ------------
         Total......................................................         $   (88.1)    $   (56.9)

                                                                            Year Ended December 31,
                                                                           --------------------------
                                                                               1996          1995
                                                                           ------------  ------------
Combined ratios (1):
    Commercial...........................................................        100.4%         95.8%
    Personal.............................................................        109.3         104.8
    Reinsurance in run-off...............................................          N/A           N/A
         Total...........................................................        105.8         103.6

Percentage point effect of reinsurance in run-off on combined ratio......          1.6           4.2

____________________
(1) Most expenses specifically relate to, and are identified to, lines of business. Fixed expenses, including salaries and other operating expenses, are allocated to lines of business based on cost and time studies.

Net Premiums Written
     Total reported net premiums written decreased by $70.7 million, or 4.2%, to $1,600.9 million for 1996, from $1,671.6 million for 1995. This premium decline was attributable to (i) lower volume from involuntary workers' compensation (ii) the Company's planned reduction of exposure in California and Florida and (iii) a decrease in premium related to a retrospectively rated errors and omissions ("E&O") policy written on LNC.

     Involuntary workers' compensation net premiums written, primarily from state mandated pools and associations, decreased $40.1 million, to $3.5 million, in 1996. This decrease was due in large part to the continuing impact of aggressive pricing and de-population programs implemented by most large state workers' compensation pools over the last few years. Another contributing factor was the decrease in the Company's share of the voluntary workers' compensation market in several states in 1995. Voluntary market share is a major component in the calculation of the volume of involuntary business assumed in each state. A decrease in voluntary market share tends to decrease the volume of involuntary business assumed. 1995 voluntary market share was used in determination of 1996 involuntary assumed percentages. Finally, reported premiums were negatively impacted by the re-estimation of premiums receivable. Reporting from the National Council of Compensation Insurers ("NCCI"), which constitutes nearly 90% of total assumed involuntary workers' compensation business, is two quarters in arrears, requiring the Company to estimate premium for the most recent two quarters. Reported premiums from NCCI declined dramatically in 1996, requiring a decrease in premiums receivable of approximately $12.9 million.

     The Company's continued planned reduction of exposure in California and Florida, excluding all involuntary markets premium , decreased premiums $25.9
million, to $150.3 million,  in 1996.   While the Company  plans continued risk
exposure reduction in these two states in 1997, the rate of premium reduction should moderate from 1996 levels. This forward looking statement is based on
(i) the gradual and continuous net decrease of agencies under contract in these markets in 1996 (ii) management's intention of achieving a continuing, yet much smaller net reduction of agency appointments in these markets in 1997 (iii) a continued de-emphasis of the sale of certain classes and lines of business in these markets, and (iv) no current plans by management to introduce new products or growth initiatives in these markets in 1997.

     Finally, premiums on the retrospectively rated LNC E&O policy decreased $15.1 million in 1996. Prior year premiums were unusually high due to the settlement of a large casualty claim in 1995. The Company expects to record approximately $1.5 to $2.0 million in net written premium on this policy in 1997. This forward looking statement assumes that the frequency and severity of claim activity presented against this policy in 1997 will be consistent with historic levels, adjusted for unusual and isolated claims.

     Net premiums written for commercial lines products decreased by $76.1 million, or 7.7%, to $915.5 million for 1996, compared to $991.6 million for 1995. Net premiums written for personal lines products increased by $3.4 million, or .5%, to $684.5 million for 1996, compared to $681.1 million for 1995.

     Excluding the impacts of premium decreases caused by involuntary workers' compensation, the Company's planned reduction of exposure in California and Florida and the impacts of the E&O policy, net premiums written increased .3%
in 1996 to $1,440.2 million, from $1,435.3 million in 1995.   Net premiums
written for commercial lines products decreased by $3.4 million, or .4%, to $831.1 million for 1996, compared to $834.5 million for 1995. Net premiums written for personal lines products increased by $8.4 million, or 1.4%, to $609.1 million for 1996, compared to $600.7 million for 1995.

Net Premiums Earned and Other Revenue
     Consistent with the decrease in net premiums written, net premiums earned and other revenue (primarily finance and service fees) decreased by $72.4 million to $1,617.2 million for 1996, from $1,689.6 million for 1995.

Losses and Loss Adjustment Expense ("LAE")
     Losses and LAE increased by $6.2 million to $1,199.9 million for 1996, from $1,193.7 million for 1995. The SAP loss ratio for 1996 was 61.0% as compared to 59.3% for 1995. The 1.7 percentage point increase in the loss ratio in 1996 was the net result of several factors.

     The SAP loss ratio was adversely affected by an increase of $43.5 million in natural peril losses resulting from widespread severe winter storm activity and frequent wind and hail storms across the Midwest, as well as a severe Pacific Northwest winter storm in late December. Natural peril losses were $165.6 million and $122.1 million for 1996 and 1995, respectively.

     In addition, as discussed in the Business section under "Reserves for Losses and Loss Adjustment Expenses", the Company experienced $45.7 million in favorable prior year loss reserve development in 1996, an increase of $5.8 million when compared to favorable loss reserve development of $39.9 million in 1995. Of the total $45.7 favorable loss development in 1996, $71.9 million was attributable to personal and commercial lines excluding reinsurance in run-off, and ($26.2) million was attributable to the reinsurance operations.
Of the total $39.9 million favorable loss development in 1995, $109.2 was attributable to personal and commercial lines excluding reinsurance in run-off, and ($69.3) was attributable to the reinsurance operations.

     Finally, as a result of continued price competition in the industry, the SAP loss ratio for 1996 was adversely impacted by a slight deterioration in the 1996 accident year underlying loss ratio on most commercial and personal lines of business. The underlying loss ratio is the total loss ratio less the impact of (i) natural peril losses and (ii) development on prior accident year loss reserves. The Company expects a continued slight deterioration in the 1997 accident year underlying loss ratio. This forward looking statement assumes
(i) a continuation of significant price competition in most lines of business and (ii) no significant deviation from current underlying claim frequency or severity trends in the 1997 accident year.

     The SAP LAE ratio was 13.6% for 1996 compared to 11.8% for 1995. The increase was primarily attributable to an increase in LAE reserves of approximately $18.7 million compared to a $6.0 million decrease in 1995. This LAE reserve increase was primarily driven by an increase in legal expense reserves related to construction defect claims. As noted in the "Other Costs and Expenses" section below, the SAP LAE ratio also benefited to a slight degree from Realignment savings. Finally, earned premium decreased $68.6 million in 1996, creating upward pressure on the LAE ratio.

Other Costs and Expenses
     Other costs and expenses decreased by $47.4 million, or 8.6%, to $505.4 million for 1996, from $552.8 million for 1995. This was the result of several factors. The Company experienced a $16.7 million decrease, or 5.1%, in variable expenses, primarily commission expense and premium taxes, due to a 4.2% decline in net written premium in 1996. Realignment related fixed expense savings totaled approximately $13.4 million in 1996; approximately 77% of these savings, or $10.3 million, are attributable to Other Costs and Expenses, with the remaining 23%, or $3.1 million, reducing LAE expense. In addition, the Realignment, office closings prior to the Realignment and an early retirement program added $21.9 million to expenses in 1995.

     The SAP underwriting expense ratio for 1996 was 31.2%, as compared to 32.3% for 1995. Realignment expense savings accounted for a reduction of approximately .7% in the underwriting expense ratio in 1996. In 1995, the Realignment, office closings prior to Realignment and early retirement accounted for 1.3% of the underwriting expense ratio. Including the continuing impact of Realignment related expense reduction measures undertaken in 1996, coupled with planned 1997 expense reduction activities, the Company expects to realize approximately $30 million in Realignment related expense savings in 1997, approximately 80% of which, or $24 million, will benefit the SAP underwriting ratio. This forward looking statement assumes successful completion of the Company's Realignment operational plan, including the closing and consolidation of various division, service center and other offices around the country into the Company's regional structure. The operational implementation of this plan was nearly 75% complete as of year end 1996.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 105.8% in 1996, versus 103.6% in 1995. After peaking at 112.5% in 1992, the Company's combined ratio had decreased in 1993 through 1995, with an increase in 1996, due primarily to natural peril losses. The reinsurance in run-off has a negative impact of 1.6 percentage points on the Company's combined ratio in 1996, versus
4.2 percentage points in 1995.

Commercial Lines
     Commercial lines results weakened in 1996, with the SAP combined ratio increasing to 100.4% from 95.8% in 1995. The majority of this increase was due to an increase in the LAE ratio, driven primarily by the aforementioned increase in legal expense reserves related to construction defect claims. Increased natural peril losses accounted for the remainder of deterioration in the combined ratio.

Personal Lines
     In 1996 the personal lines SAP combined ratio also increased to 109.3%, from 104.8% in 1995, with all of the increase being attributable to the loss ratio component. Natural peril losses accounted for approximately half of this deterioration, with the most significant impact in the homeowners line of business. Private passenger results also deteriorated due to price competition and increased loss costs, primarily physical damage coverages.

Net Investment Income
     Net investment income increased $4.4 million, or 1.9%, to $238.2 million for 1996, from $233.8 million in 1995. This increase was due primarily to an increased investment in taxable securities. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.6% for 1996, compared with 6.3% in 1995. The increase in net investment income occurred despite a decrease in average invested assets.

Realized Gain On Investments
     Realized gain on investments was $34.2 million for 1996, compared to $38.8 million in 1995. This decrease was due primarily to the reduction in the Company's investment in unaffiliated common stocks during 1995, many of which were sold at a gain.

Loss On Operating Properties
     In 1995, a $28.4 million provision was made to recognize the expected loss on operating properties which the Company occupied and plans to dispose of in connection with the Realignment.

Income Tax Expense
     Federal income taxes decreased by $1.4 million to $22.1 million for 1996 from $23.5 million for 1995. The decrease in expense is due primarily to a decline in underwriting results.

LIFE.
     The following table sets forth certain summarized financial and key operating data for the Company's life insurance operations for 1996 and 1995.




                                                     As of and for the Year
                                                        Ended December 31,
                                                   -------------------------
                                                        1996        1995
                                                     ---------    --------
                                                     (Dollars in Millions)

Account values - Universal life and Annuities.....  $   341.5    $   315.5
Life insurance in-force...........................   15,366.9     15,405.8
Invested assets (at amortized cost)...............      466.1        432.3

Policy income.....................................  $    56.9    $    56.8
Benefits and expenses.............................       70.1         70.1
Net investment income.............................       34.0         32.8
Realized gain on investments......................        1.2          2.3
Income tax expense................................        7.6          7.3
                                                        -----  -----------
      Net income..................................  $    14.4    $    14.5
                                                        =====  ===========


     Life insurance policy income was flat in 1996 compared to 1995. Account values at December 31, 1996, increased by 8.2% from December 31, 1995 levels. Net investment income increased by 3.7% during 1996, reflecting the growth in account values as well as the general growth of invested assets. Net investment income increased despite a decrease in the average pre-tax yield from 7.7% in 1995 to 7.5% in 1996. Realized gain on investments decreased $1.1 million to $1.2 million primarily as a result of 1995 sales of securities to take advantage of market opportunities. Net income declined slightly to $14.4 million compared to $14.5 million in 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

CONSOLIDATED.
     The Company's revenues for 1995 aggregated $2,025.6 million, virtually unchanged from its 1994 revenues which totaled $2,026.4 million. Net premiums earned and other revenue of $1,746.4 million for 1995 slightly exceeded the $1,746.0 million recorded in 1994. Net investment income increased by $6.1 million, or 2.3%, while realized gain on investments increased by $21.1 million.

     The Company's net income of $178.3 million for 1995 was down 3.4% from $184.6 million for 1994. The cost relating to Realignment, which aggregated $49.5 million, resulted in the decrease in net income despite significant improved underwriting results. Realized gain on investments increased $21.1 million to $41.0 million in 1995 compared to $19.9 million in 1994. The provision for consolidated income taxes was $30.8 million in 1995 compared to $15.7 million in 1994. This increase was due to improved underwriting results and a greater proportion of taxable investment income.

PROPERTY AND CASUALTY.
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for 1995 and 1994. All ratios are computed using data reported in accordance with SAP.




                                                                            Year Ended December 31,
                                                                          --------------------------
                                                                              1995          1994
                                                                          ------------  ------------
                                                                          (Dollars in Millions)
Net premiums written.................................................         $1,671.6      $1,655.5

Net premiums earned and other revenue................................         $1,689.6      $1,693.5
Losses and loss adjustment expense...................................          1,193.7       1,226.2
Other costs and expenses.............................................            552.8         536.3
                                                                          ------------  ------------
         Underwriting loss...........................................            (56.9)        (69.0)
Net investment income................................................            233.8         230.9
Realized gain on investments.........................................             38.8          19.2
Loss on operating properties.........................................             28.4             -
Income tax expense...................................................             23.5           9.4
                                                                          ------------  ------------
         Net income..................................................         $  163.8      $  171.7
                                                                          ============  ============

Loss ratio...........................................................             59.3%         61.1%
Loss adjustment expense ratio........................................             11.8          11.8
Underwriting expense ratio...........................................             32.3          31.6
Policyholder dividend ratio..........................................               .2            .1
         Combined ratio..............................................            103.6%        104.6%

Percentage point effect of natural peril losses on loss ratio .......              7.3           8.4
Percentage point effect of Realignment costs on combined ratio.......              1.2             -

Underwriting results by source:
Net premiums written:
    Commercial.......................................................         $  991.6      $  985.1
    Personal.........................................................            681.1         668.3
    Reinsurance in run-off...........................................             (1.1)          2.1
                                                                          ------------  ------------
         Total.......................................................         $1,671.6      $1,655.5
Underwriting gain (loss) (1):
    Commercial.......................................................         $   45.8      $    4.5
    Personal.........................................................            (32.8)        (49.7)
    Reinsurance in run-off...........................................            (69.9)        (23.8)
                                                                          ------------  ------------
         Total.......................................................         $  (56.9)     $  (69.0)
Combined ratios (1):
    Commercial.......................................................             95.8%        100.1%
    Personal.........................................................            104.8         107.8
    Reinsurance in run-off...........................................              N/A           N/A
         Total.......................................................            103.6         104.6

Percentage point effect of reinsurance in run-off on combined ratio..              4.2           1.4

____________________
(1) Most expenses specifically relate to, and are identified to, lines of business. Fixed expenses, including salaries and other operating expenses, are allocated to lines of business based on cost and time studies.

Net Premiums Written
     Net premiums written increased by $16.1 million, or 1.0%, to $1,671.6 million for 1995, from $1,655.5 million for 1994. This growth was largely attributable to an increase in premiums written on private passenger automobile and businessowners policies designed specifically for owners of small business. Net premiums written for commercial lines products increased by $6.5 million, or .7%, to $991.6 million for 1995, compared to $985.1 million for 1994. Net premiums written for personal lines products increased by $12.8 million, or 1.9%, to $681.1 for 1995, compared to $668.3 million for 1994. For the states of Illinois, Indiana, Kansas, Michigan, Missouri, Ohio, Oregon and Washington, which comprise the most significant part of the Company's target market, direct premiums written increased by 3.6% in 1995, while for the states of California and Florida, where the Company has been reducing its exposure due to unfavorable results, direct premiums written decreased by 6.5%. For all other states, 1995 direct premiums written were virtually unchanged from 1994.

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) decreased by $3.9 million to $1,689.6 million for 1995, from $1,693.5 million for 1994.

Losses and Loss Adjustment Expense
     Losses and LAE decreased by $32.5 million to $1,193.7 million for 1995, from $1,226.2 million for 1994. The SAP loss ratio for 1995 was 59.3% as compared to 61.1% for 1994. The 1.8 percentage point decline in the loss ratio in 1995 was due primarily to the continuing benefit from the New Directions strategy implemented in late 1991. The Company's results of operations benefited materially in 1995 and 1994, as a result of reductions in the estimated amounts needed to settle prior years' claims, with such benefit being most significant in 1994. The overall favorable reserve development in both 1995 and 1994 was the result of improving trends, both industry-wide and related to the Company's New Directions initiatives, as well as enhancements made in the claim evaluation process.

     For 1995, natural peril losses were $122.1 million versus $140.5 million for 1994. During the spring months of 1995, the Company experienced a relatively high frequency of wind and hail losses. Hurricane Opal, which struck the Florida panhandle in October, 1995, resulted in approximately $15.0 million of losses to the Company in Florida and other southeastern states. Natural peril losses in 1994 were largely due to a severe winter freeze and the Northridge, California earthquake. Gross losses from Northridge were $32.4 million; $31.1 million net of reinsurance recoveries. Additional incurred losses from the earthquake of $2.6 million were recorded in 1995.

     The SAP LAE ratio was 11.8% for 1995, the same as in 1994. While the Company's SAP loss ratio decreased due to New Directions and other initiatives, the impact on the Company's LAE ratio has been less evident, due partially to increases in legal expense reserves relating to environmental claims. In 1995, the LAE ratio was favorably impacted by approximately $10.7 million of LAE reserve release due to positive development of prior accident years.
Offsetting this, some unusual items increased expense in 1995. In the first quarter of 1995, the Company announced an early retirement plan for certain levels of management and the closing of two division offices and a service office; the second quarter of 1995 included the costs of settling a lawsuit and the fourth quarter included the costs of Realignment. These unusual items added $9.5 million of LAE-related expense during 1995.

Other Costs and Expenses
     Other costs and expenses increased by $16.5 million, or 3.1%, to $552.8 million for 1995, from $536.3 million for 1994. The SAP underwriting expense ratio for 1995 was 32.3%, as compared to 31.6% for 1994. The Realignment, office closings prior to the Realignment and early retirement added $21.9 million to expenses and accounted for 1.3% of the underwriting expense ratio for 1995.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 103.6% in 1995, versus 104.6% in 1994. After peaking at 112.5% in 1992, the Company's combined ratio has decreased each of the last three years. Both commercial and personal lines reflected improvement due to lower natural peril losses, the continued favorable impact of New Directions and the release of losses and LAE reserves related to prior accident years. The reinsurance in run-off has a negative impact of 4.2 percentage points on the Company's combined ratio in 1995, versus
1.4 percentage points in 1994.

Commercial Lines
     Commercial lines results were substantially improved in 1995, with the SAP combined ratio decreasing to 95.8% from 100.1% in 1994. Improved results, as reflected by the loss ratio, were broad based across most commercial lines.
The key lines of BOPs, commercial multi-peril, commercial auto and workers' compensation all improved.

Personal Lines
     The personal lines SAP combined ratio also improved in 1995, decreasing to 104.8% from 107.8% in 1994. Improvement, as reflected by the loss ratio, was evident in both personal automobile and homeowners.

Net Investment Income
     Net investment income increased $2.9 million, or 1.2%, to $233.8 million for 1995, from $230.9 million in 1994. This increase was due primarily to an increase in higher yielding securities, a reduction in unaffiliated common stock holdings and subsequent reinvestment of proceeds in an unconsolidated subsidiary, EMPHESYS Financial Group, Inc. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.3% for 1995, compared with 6.2% in 1994.

Realized Gain On Investments
     Realized gain on investments was $38.8 million for 1995, compared to $19.2 million in 1994. This increase was due to the reduction in the Company's investment in unaffiliated common stocks, many of which were sold at a gain.

Loss On Operating Properties
     In 1995, a $28.4 million provision was made to recognize the expected loss on operating properties which the Company now occupies and plans to dispose of in connection with the Realignment.

Income Tax Expense
     Federal income taxes increased by $14.1 million to $23.5 million for 1995 from $9.4 million for 1994. The increase was due primarily to improved underwriting results and net investment income which reflected an investment portfolio containing a higher proportion of taxable securities.

LIFE.
     The following table sets forth certain summarized financial and key operating data for the Company's life insurance operations for 1995 and 1994.




                                                                         As of and for the Year
                                                                           Ended December 31,
                                                                         ----------------------
                                                                           1995        1994
                                                                         ---------   ----------
                                                                         (Dollars in Millions)

Account values - Universal life and Annuities........................   $   315.5    $   285.7
Life insurance in-force..............................................    15,405.8     14,743.0
Invested assets (at amortized cost)..................................       432.3        412.3

Policy income........................................................   $    56.8    $    52.5
Benefits and expenses................................................        70.1         63.6
Net investment income................................................        32.8         29.6
Realized gain on investments.........................................         2.3           .7
Income tax expense...................................................         7.3          6.3
                                                                         --------    ---------
      Net income.....................................................   $    14.5    $    12.9
                                                                         ========    =========


     Life insurance reflects steady growth in policy income, which increased by 8.2% for 1995, compared to 1994. Sales of life insurance, primarily universal life products, were strong. Account values at December 31, 1995, increased by 10.4% from December 31, 1994 levels. Net investment income increased by 10.8% during 1995, reflecting the growth in account values as well as the general growth of invested assets. Realized gain on investments increased $1.6 million to $2.3 million primarily as a result of sales of securities to take advantage of market opportunities. Net income increased by 12.4 % to $14.5 million in 1995, compared to 1994.

FINANCIAL CONDITION AND LIQUIDITY

     The primary sources of funds available to the Company are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions, dividends, debt service and the purchase of investments. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. Accordingly, the Company maintains investment programs generally intended to provide adequate funds to pay claims without the forced sale of investments. Finally, as noted below, the Company has a $200 million revolving credit agreement, and intends to establish a medium-term note program, to augment its available liquidity. Based upon a quarterly dividend of $.21 per share and the terms of the Assumed Debt, Term Note and Line of Credit, Company management believes the Company has adequate liquidity and resources to meet its obligations.

CASH PROVIDED BY OPERATIONS

     Net cash provided by operating activities of the Company was $45.4 million, $107.9 million and $73.8 million for 1996, 1995 and 1994, respectively. The decrease in cash provided by operating activities for 1996 compared to 1995 is primarily due to a decrease in premiums collected. The decrease in collected premiums was driven by (i) a $70.7 million decrease in net premiums written and (ii) a $35.6 million increase in premium receivable, which was largely the result of the Company allowing more of its customer base to pay its premium on a monthly basis in 1996. The decrease in premiums collected was offset in part by a decrease in claims and operating expenses paid. The increase for 1995 compared to 1994 was primarily due to a decrease in the level of paid losses and LAE relative to the amount of premiums collected for the period. Operating cash flows in each of the last three years have been more than adequate to meet the liquidity requirements of the Company.

INVESTED ASSETS

     Since a substantial portion of the Company's revenues are generated from its invested assets, the performance, quality and liquidity of its investment portfolio materially effects the Company's financial condition and results of operations. The Company pursues a total return investment strategy which seeks an attractive level of current income combined with long-term capital appreciation. The following table details, at carrying value, the distribution of the Company's investment portfolio at December 31, 1996 (dollars in millions):


             Fixed maturity securities:
                 Tax-exempt municipal              $2,096.1    48.3%
                 US government                        195.8     4.5
                 Mortgage-backed and asset-backed     300.8     6.9
                 Corporate and other                1,093.9    25.2
                 Redeemable preferred stock            77.3     1.8
             Equities:
                 Perpetual preferred stock            192.0     4.4
                 Common stock                         243.1     5.6
             Mortgage loans                            32.3      .7
             Short-term investments                    73.3     1.7
             Other                                     38.0      .9
                                                   --------  ------
                 Total                             $4,342.6   100.0%
                                                   ========  ======


     The total investment portfolio decreased $87.7 million in 1996. This decrease is the net result of (i) the distribution of the Dividended Assets to LNC, (ii) a decrease in unrealized gains on securities available-for-sale and
(iii) offset by an increase in invested assets from the proceeds of the issuance of Common Stock to the public.

     The Company attempts to minimize the risk of loss due to default by the
borrower by maintaining a quality investment portfolio.   As of December 31,
1996, approximately 89% of the Company's bond portfolio was rated "A" or higher, or was a U.S. government obligation, and only $24.4 million, or .7% of the carrying value of the bond portfolio, was rated below investment grade (Ba and below). Ratings are based on the ratings, if any, assigned by Moody's and/or Standard & Poors. If ratings were split, the rating used is generally the higher of the two. Approximately $241.5 million of securities are private placements for which ratings have been assigned by the Company based generally on equivalent ratings supplied by the National Association of Insurance Commissioners.

     As of December 31, 1996, 48.3% of the Company's investment portfolio consisted of tax-exempt municipal securities as compared to 53.6% as of December 31, 1995. The Company has reduced its position in tax-exempt municipal securities in order to provide for greater diversification of the portfolio and to give the Company greater margin relative to the possibility of being in a federal alternative minimum tax position.

     The Company's fixed maturity securities are classified as available-for-sale and accordingly, are carried at fair value. The difference between amortized cost and fair value, less deferred income taxes, is reflected as a component of shareholders' equity.

CAPITALIZATION

     The following table summarizes the Company's capitalization at the end of the last three years:


                                                                             December 31,
                                                                     ----------------------------
                                                                       1996      1995      1994
                                                                     --------  --------  --------

Debt.............................................................    $  299.5  $      -  $      -

Shareholders' equity:
   Common stock and retained earnings............................    $1,172.4  $1,456.9  $1,477.7
   Net unrealized gain (loss) on securities available-for-sale...       163.6     211.8     (9.1)
                                                                     --------  --------  --------
        Total shareholders' equity...............................     1,336.0   1,668.7   1,468.6
                                                                     --------  --------  --------
           Total capitalization..................................    $1,635.5  $1,668.7  $1,468.6
                                                                     ========  ========  ========

Ratio of debt to total capitalization ...........................         18%       n/a       n/a


     On February 5, 1996, the Company was incorporated in the State of Indiana to serve as the holding company for ASI. The formation of the Company was done in contemplation of an initial public offering. On April 22, 1996, ASI declared, and on May 15, 1996, it distributed to its parent, LNC, the $300 million Dividended Assets. On May 16, 1996, LNC transferred all of the outstanding shares of ASI to the Company in exchange for 50,000,000 shares of the Company's Common Stock. Concurrently with the transfer of the ASI stock, the Company assumed $100 million of LNC debt ("Assumed Debt") and issued a $200 million note to LNC (the "Term Note"). On May 29, 1996, the Company issued 10,000,000 shares of Common Stock at $23 per share to the public (the "Offering").

     The net proceeds from the Offering (after deduction of underwriting discounts and offering expenses) were $215.2 million. The Company contributed $140.5 million of such net proceeds to ASI to enable it to invest in taxable securities for its investment portfolio to partially replace the Dividended Assets. The remainder of the net proceeds were retained by the Company for general corporate purposes. As a result of the Offering, LNC's ownership was reduced to approximately 83%. The Company retained $74.7 million of the net proceeds from the Offering for general corporate purposes, including the funding of its regular cash dividends, debt service obligations and other general corporate obligations. Until utilized for such purposes, the net proceeds from the Offering not contributed to ASI is invested and will continue to be invested in short-term, interest bearing, investment-grade securities.

SUBSIDIARY DIVIDEND RESTRICTIONS

     Historically, ASI has paid dividends to LNC, as its parent, based upon its annual operating results and statutory surplus requirements. ASI paid cash dividends to LNC of $46.1 million, $244.0 million and $215.0 million in 1996, 1995 and 1994 respectively. After taking into account the one-time distribution of the Dividended Assets paid by ASI to LNC, ASI will not be able to pay any additional dividends to the Company until May 15, 1997 without notifying the Indiana Commissioner of Insurance and giving the Commissioner 30 days to object. Regulatory restrictions on the ability of ASI to pay dividends or make other payments to the Company could affect the Company's ability to pay dividends and service its debt.

NOTES PAYABLE AND DEBT WITH LNC

     The Assumed Debt is governed by an agreement between the Company and LNC (the "Assumption Agreement") which provides for the payment by the Company of the currently outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992. The Assumption Agreement also provides that interest at 7 1/8% is payable semi-annually by the Company.

     The Term Note pays interest quarterly at a rate of 50 basis points over the rate on three year Treasury Notes from the effective date through and including November 14, 1997, 50 basis points over the rate on two year Treasury Notes from November 15, 1997 through and including November 14, 1998 and 50 basis points over the rate on one-year Treasury Bills from November 15, 1998 through the maturity date. The current rate on the Term Note is approximately 6.7%. The Term Note will be payable in three equal principal payments of $66.7 million due on August 15, 1997, 1998 and 1999. Pursuant to the provisions on the Term Note, the Company has the right to prepay the Term Note at any time. The Term Note also contains covenants that, among other things, (i) requires the Company to maintain certain levels of adjusted consolidated net worth (as defined in the Term Note), and (ii) restricts the ability of the Company to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Company is the survivor and would not be in default.

     The Company incurred $12.4 million in interest expense on the foregoing debt in 1996.

LINE OF CREDIT

     On May 29, 1996, the Company entered into a revolving credit agreement with third party financial institutions in which the Company may borrow and repay amounts up to a maximum of $200 million (the "Line of Credit"). Borrowings using the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at December 31, 1996.

MEDIUM TERM NOTE PROGRAM

     For additional liquidity, the Company intends to establish a medium-term note program (the "MTN Program") within the next year. The MTN Program, if established, would enable the Company to issue debt from time to time for general corporate purposes.


INFLATION

     The effects of inflation on the Company are implicitly considered in estimating reserves for unpaid losses and LAE, and in the premium rate-making process. The actual effects of inflation on the Company's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is management's opinion that the Company's loss reserves, including reserves for losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA


                                                          1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
                                                         ---------  ---------  ---------  ---------
                                                        (Dollars in Thousands, Except Per Share Data)
1996 Data

Premiums and other revenue............................... $423,994   $424,483   $407,067   $418,578
Net investment income....................................   68,333     66,156     67,031     72,794
Realized gain on investments.............................   21,096      7,374      2,531      4,537
Net income...............................................   46,913     29,759     40,429     52,605
Net income per share.....................................     $.94       $.55       $.67       $.88
Operating income (1).....................................  $33,263    $26,518    $38,407    $48,175
Operating income per share (1)...........................     $.67       $.49       $.64       $.80

1995 Data

Premiums and other revenue............................... $438,722   $431,525   $446,324   $429,815
Net investment income....................................   66,461     67,191     66,460     66,457
Realized gain (loss) on investments......................   27,215      6,256      7,742       (169)
Loss on operating properties (2).........................        -          -          -    (28,350)
Net income...............................................   65,487     16,775     58,871     37,131
Net income per share.....................................    $1.31       $.34      $1.18       $.74
Operating income (1).....................................  $48,343    $13,074    $53,473    $73,909
Operating income per share (1)...........................     $.97       $.26      $1.07      $1.48

_____________________
(1) Represents net income or net income per share before realized gain on investments, net of federal income taxes. In addition, the fourth quarter of 1995 excludes the loss on operating properties and the Realignment implementation costs, net of federal income taxes.

(2) In the fourth quarter of 1995, the Company announced a realignment plan which included the consolidation of 20 divisional offices into four regional offices. As part of the this plan, the Company recorded a $28.4 million valuation allowance on the sale of operating properties.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of the Company follow on pages 34 through 57.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
American States Financial Corporation

We have audited the accompanying consolidated balance sheets of American States Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedules listed in the index at item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American States Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements and schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP


Indianapolis, Indiana
January 28, 1997

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                           ------------------------
                                                                              1996         1995
                                                                           -----------  -----------
                                                                           (Dollars in Thousands)
ASSETS
Investments:
  Securities available-for-sale at fair value:
    Fixed maturity (amortized cost: 1996 - $3,579,807; 1995 - $3,590,601)   $3,763,880   $3,860,883
    Equity (cost: 1996 - $362,720; $1995 - $374,232)                           435,137      437,685
  Mortgage loans                                                                32,293       33,319
  Short-term investments                                                        73,276       63,170
  Other invested assets                                                         37,986       35,178
                                                                           -----------  -----------
      Total investments                                                      4,342,572    4,430,235

Cash                                                                            13,610       12,708
Premium receivable, less allowance for doubtful accounts (1996 - $3,045;
  1995 - $2,860)                                                               413,444      377,802
Deferred policy acquisition costs                                              202,233      199,192
Properties to be sold, less valuation allowances (1996 - $26,916;
  1995 - $28,350)                                                               30,633       41,403
Property and equipment-at cost, less allowances for depreciation (1996 -
  $73,789; 1995 - $79,011)                                                      31,143       29,823
Accrued investment income                                                       64,602       66,173
Deferred federal income taxes recoverable                                      128,742      100,647
Cost in excess of net assets of acquired subsidiaries, less amortization
  (1996 - $46,036; 1995 - $42,618)                                              97,772      101,190
Ceded reinsurance on claims and claims expense reserves                        179,445      136,939
Miscellaneous                                                                   36,887       43,073
                                                                           -----------  -----------
      Total Assets                                                          $5,541,083   $5,539,185
                                                                           ===========  ===========



                            (continued on next page)


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                               December 31,
                                                                         ------------------------
                                                                            1996         1995
                                                                         -----------  -----------
                                                                         (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
 Losses, loss adjustment expense and future policy benefits               $2,868,348   $2,828,337
 Unearned premiums                                                           711,955      718,478
                                                                         -----------  -----------
     Total policy liabilities and accruals                                 3,580,303    3,546,815

Commissions and other expenses                                               120,872      134,031
Current federal income taxes payable                                           5,303        7,095
Outstanding checks                                                            69,901       67,308
Short-term debt due LNC                                                       66,667            -
Notes payable                                                                 99,511            -
Debt due LNC                                                                 133,333            -
Other liabilities                                                            129,154      115,229
                                                                         -----------  -----------
     Total liabilities                                                     4,205,044    3,870,478

Shareholders' equity:
 Common stock, no par value: 195,000,000 shares authorized,
    shares issued and outstanding: 1996 - 60,050,515; 1995 - 50,000,000      304,493      387,547
 Net unrealized gain on securities available-for-sale                        163,647      211,767
 Retained earnings                                                           867,899    1,069,393
                                                                         -----------  -----------
     Total shareholders' equity                                            1,336,039    1,668,707
                                                                         -----------  -----------
     Total liabilities and shareholders' equity                           $5,541,083   $5,539,185
                                                                         ===========  ===========



See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended December 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands,
                                                 Except Per Share Data)
  Revenue:
   Premiums and other revenue              $1,674,122  $1,746,386  $1,745,971
   Net investment income                      274,314     266,569     260,454
   Realized gain on investments                35,538      41,044      19,936
   Loss on operating properties                     -     (28,350)          -
                                           ----------  ----------  ----------
       Total revenue                        1,983,974   2,025,649   2,026,361

  Benefits and expenses:
   Benefits and settlement expenses         1,248,879   1,242,270   1,271,957
   Commissions                                282,991     291,551     296,886
   Operating and administrative expenses      206,755     236,825     208,123
   Taxes, licenses and fees                    37,295      45,891      49,003
   Interest on debt                            12,372           -         125
                                           ----------  ----------  ----------
       Total benefits and expenses          1,788,292   1,816,537   1,826,094

       Income before federal income taxes     195,682     209,112     200,267

  Federal income taxes (credit):
   Current                                     28,160      35,298      26,124
   Deferred                                    (2,184)     (4,450)    (10,415)
                                           ----------  ----------  ----------

       Total federal income taxes              25,976      30,848      15,709
                                           ----------  ----------  ----------
       Net income                          $  169,706  $  178,264  $  184,558
                                           ==========  ==========  ==========

  Net income per share                     $     3.03  $     3.57  $     3.69
                                           ==========  ==========  ==========

  Weighted average shares outstanding      55,975,238  50,000,000  50,000,000
                                           ==========  ==========  ==========




See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)



                                                                     Net Unrealized
                                                    Common Stock     Gain (Loss) on
                                                ---------------------  Securities
                                                  Number               Available-  Retained
                                                of Shares    Amount     for-Sale   Earnings     Total
                                                ----------  ---------  ---------- ----------  ----------
Balance at January 1, 1994...................   50,000,000   $387,547   $239,080  $1,085,571  $1,712,198
Change in unrealized gain (loss) on
   securities available-for-sale.............            -          -   (248,190)          -    (248,190)
Cash dividends paid to LNC...................            -          -          -    (180,000)   (180,000)
Net income...................................            -          -          -     184,558     184,558
                                                ----------  ---------  ---------  ----------  ----------
Balance at December 31, 1994.................   50,000,000    387,547     (9,110)  1,090,129   1,468,566

Change in unrealized gain (loss) on
   securities available-for-sale.............            -          -    220,877           -     220,877
Cash dividends paid to LNC...................            -          -          -    (199,000)   (199,000)
Net income...................................            -          -          -     178,264     178,264
                                                ----------  ---------  ---------  ----------  ----------
Balance at December 31, 1995.................   50,000,000    387,547    211,767   1,069,393   1,668,707

Public offering of common stock..............   10,000,000    215,182          -           -     215,182
Common stock issued for employee benefit
   plans.....................................       50,515      1,162          -           -       1,162
Assumption and issuance of debt in
   exchange with LNC.........................            -   (299,398)         -           -    (299,398)
Change in unrealized gain (loss)
   on securities available-for-sale..........            -          -    (48,120)          -     (48,120)
Dividends to LNC prior to public offering:
   Assets dividended.........................            -          -          -    (299,866)   (299,866)
   Cash dividend.............................            -          -          -     (46,134)    (46,134)
Cash dividends declared and paid after
   public offering ($.42 per share)..........            -          -          -     (25,200)    (25,200)
Net income...................................            -          -          -     169,706     169,706
                                                ----------  ---------  ---------  ----------  ----------
Balance at December 31, 1996.................   60,050,515   $304,493   $163,647    $867,899  $1,336,039
                                                ==========  =========  =========  ==========  ==========





See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                1996         1995         1994
                                                             -----------  -----------  -----------
                                                                     (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  169,706   $  178,264  $   184,558
Adjustments to reconcile net income to cash provided by
  operating activities:
   Deferred policy acquisition costs                                172         (280)       1,743
   Premiums and fees in course of collection                    (35,642)       6,220        4,558
   Accrual of discount on investments                           (18,656)     (17,166)     (13,113)
   Amortization of premium on investments                         4,973        6,782        12,571
   Accrued investment income                                     (2,859)       6,253         (622)
   Policy liabilities and accruals                                 (290)     (95,605)    (111,825)
   Federal income taxes                                          (3,976)         803      (12,485)
   Provision for depreciation                                     7,549       10,535       10,453
   Gain on sale of investments                                  (35,538)     (41,044)     (19,936)
   Loss on operating properties                                       -       28,350            -
   Ceded reinsurance on claims and claims expense reserves      (42,506)       1,224       12,589
   Other                                                          2,419       23,554        5,302
                                                             -----------  -----------  -----------
      Net adjustments                                          (124,354)     (70,374)    (110,765)
                                                             -----------  -----------  -----------
      Net cash provided by operating activities                  45,352      107,890       73,793

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale:
      Purchase of investments                                (1,173,931)  (1,002,548)  (1,009,660)
      Sales of investments                                      892,669      990,781      983,684
      Maturities and redemptions                                 58,042       68,846      110,236
   Purchase of mortgage loans and other investments             (10,973)     (11,441)     (13,441)
   Sale or maturity of mortgage loans and other investments       8,515       28,039       11,747
   Net (increase) decrease in short-term investments            (10,106)      42,275       34,653
   Purchase of property and equipment, net                        1,900       (4,815)      (9,871)
   Other                                                         11,807      (12,191)       1,989
                                                             -----------  -----------  -----------
      Net cash provided by (used in) investing activities      (222,077)      98,946      109,337

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       215,182            -            -
   Principal payments on notes payable                                -            -       (5,000)
   Universal life investment contract deposits                   47,240       47,805       47,285
   Universal life investment contract withdrawals               (13,461)      (9,067)      (9,330)
   Dividends paid                                               (71,334)    (244,000)    (215,000)
                                                             -----------  -----------  -----------
      Net cash provided by (used in) financing activities       177,627     (205,262)    (182,045)
                                                             -----------  -----------  -----------
      Net increase in cash                                          902        1,574        1,085

Cash at beginning of period                                      12,708       11,134       10,049
                                                             -----------  -----------  -----------
Cash at end of period                                        $   13,610   $   12,708  $    11,134
                                                             ===========  ===========  ===========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

     On February 5, 1996, American States Financial Corporation (the "Company") was incorporated in the State of Indiana to serve as a holding company. The consolidated financial statements include the accounts of American States Insurance Company ("ASI") and its wholly-owned insurance subsidiaries and have been presented as if the holding company formation occurred at the earliest date presented herein. The Company was a wholly owned subsidiary of Lincoln National Corporation ("LNC") until May 22, 1996, when LNC's ownership was reduced to 83% as a result of an initial public offering by the Company. ASI has licenses to write business in all 50 states and the District of Columbia. ASI and its subsidiaries write standard commercial and personal lines, and life insurance business throughout the United States with the greatest volume in the Midwest and Pacific Northwest. All significant intercompany accounts and transactions are eliminated in consolidation.

     During 1994, American Union Reinsurance Company and Amstats Insurance Company were sold. These transactions had no significant effect on the results of operation for that year.

HOLDING COMPANY FORMATION AND INITIAL PUBLIC OFFERING

     As noted above, the financial statements have been presented as if the Company had been organized at the earliest date presented herein. The formation of the Company was done in contemplation of an initial public offering. On April 22, 1996, ASI declared, and on May 15, 1996, it paid to LNC, a dividend of $300,000 consisting primarily of tax-exempt municipal securities ("Dividended Assets"). On May 16, 1996, LNC transferred all of the outstanding shares of ASI to the Company in exchange for 50,000,000 shares of Common Stock and $300,000 debt of the Company. The transfer of ASI stock to the Company by LNC in exchange for Company Common Stock and debt have been accounted for similar to a pooling of interests, thus the assets, liabilities, shareholders' equity and the results of operation of the Company and its subsidiaries have been combined at historical carrying values.

     On May 29, 1996, the closing date of the initial public offering, the Company issued 10,000,000 shares of Common Stock at $23 per share to the public. The net proceeds, after deduction of underwriting discounts and offering expenses were $215,182. The Company contributed $140,500 of such net proceeds to ASI to enable it to invest in taxable securities for its investment portfolio and the remainder was retained by the Company for general corporate purposes.

     The 50,000,000 shares held by LNC are "restricted shares" as defined by Rule 144 of the Securities Act of 1993, as amended (the "Securities Act"). Such shares may not be resold in the absence of registration under the Securities Act or exemptions from such registration including, among others, the exemption provided by Rule 144 of the Securities Act. As an affiliate of the Company, LNC is subject to certain volume restrictions on the sale of shares of the Company's Common Stock.

     The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol "ASX".

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed maturity and equity securities (common and perpetual preferred stocks) are classified as available-for-sale and accordingly, are carried at fair value.

     For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

     Mortgage loans on real estate are carried at the outstanding principal balances less unaccrued discounts and allowances for losses. Short-term investments which are carried at cost, include all highly liquid debt instruments purchased with a maturity of one year or less, and the carrying value approximates fair value.

     Realized gains and losses on investments are recognized in net income using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity after deductions for related adjustments for deferred policy acquisition costs and deferred taxes.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less allowances for depreciation. Depreciation is computed generally by the straight-line method at rates calculated to amortize costs over the estimated useful lives of the assets. Properties to be sold are carried at the lower of amortized cost or estimated fair value, less selling costs. The difference between book value and fair value is recognized by maintaining a valuation allowance.

COST IN EXCESS OF NET ASSETS OF ACQUIRED SUBSIDIARIES

     Cost in excess of net assets from the purchase of subsidiaries is being amortized using the straight-line method up to 40 years. The carrying value of these assets will be reviewed if the facts and circumstances suggest that it may be impaired. If the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts, an impairment loss would be recognized.

USE OF ESTIMATES

     The nature of the insurance business requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results reported in future financial statements could differ from these estimates. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSSES, LOSS ADJUSTMENT EXPENSE AND FUTURE POLICY BENEFITS

     The liability for losses and loss adjustment expense is determined using case basis evaluation and statistical analysis and represents estimates of the ultimate net cost of all reported and unreported losses which are unpaid at year end. This liability includes estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for losses and loss adjustment expense is adequate. The estimates are continually reviewed and as adjustments become necessary to this liability, they are made and reflected in current operations. The reserve for losses and loss adjustment expense is stated at an amount after deduction of salvage and subrogation recoverable. At December 31, 1996, the Company has guaranteed and is contingently liable in the amount of $43,855 with respect to annuities purchased to fund structured settlements. In the normal course of settling losses, the Company has been named in various lawsuits. The ultimate settlement of these lawsuits is not expected to be material to the Company's operations.

     Future policy benefits on traditional life insurance have been computed using principally a net-level premium method and assumptions for investment yields, withdrawals and mortality based principally on Company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions for direct individual life reserves range from approximately 4.5% for 1958 issues to 6.75% for 1996 issues. With respect to universal life and annuity products, the retrospective deposit accounting method is used. Policy reserves represent the premiums received plus accumulated interest, less mortality and administrative charges.

RECOGNITION OF INCOME AND EXPENSES

     Premiums include property and casualty insurance premiums and life insurance premiums and contract charges earned. Direct property and casualty insurance premiums are earned ratably over the terms of the policies. Assumed reinsurance premiums are earned ratably over the terms of the original policies issued and terms of the reinsurance contracts. The reserve for unearned premiums is computed by the semi-monthly pro rata method. Life insurance premiums on traditional life business are generally earned when due. Revenues for universal life and investment products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees, and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and death benefits incurred in excess of policyholder account balances. Commissions, premium taxes, and certain other expenses incurred in the acquisition of business are deferred and amortized as the related premiums are earned. Acquisition costs that are not recoverable from future premiums and related investment income are expensed. The amounts of acquisition costs amortized were $338,012, $359,840 and $359,747 in 1996, 1995 and 1994, respectively.

FEDERAL INCOME TAXES

     A consolidated federal income tax return is filed by LNC and includes the Company. Pursuant to an agreement with LNC, the Company provides for income taxes on the basis of a separate return calculation. The taxes computed are remitted to or collected from LNC.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

PENSION PLAN AND OTHER RETIREMENT BENEFITS

     A qualified non-contributory defined benefit retirement plan covers substantially all employees. Benefits are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The plan is funded by contributions to tax-exempt trusts consistent with requirements of federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Plan assets consist principally of listed equity securities, corporate obligations, and United States government bonds.

     The Company also sponsors an unfunded, nonqualified, supplemental defined benefit pension plan for certain employees.

     Further, the Company sponsors an unfunded defined benefit plan that provides postretirement medical and life insurance benefits to full-time employees who have worked 10 years and attained age 55 while in service with the Company. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance.

     Eligible employees also participate in a defined contribution plan. The Company's contribution to the plan is equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to certain incentive criteria as determined by the Board of Directors. Expense for this plan amounted to $5,297, $6,644 and $11,419 in 1996, 1995 and 1994, respectively.

STOCK OPTIONS

     The Company utilizes the intrinsic value method of accounting to determine whether compensation expense should be recognized in conjunction with its stock option incentive plan. Using the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Since all options are granted at market price, the Company has not recognized compensation expense relating to the stock option incentive plan.

RECLASSIFICATIONS

     Amounts from prior periods have been reclassified to conform to the 1996 presentation. Net income and shareholders' equity have not been affected by these reclassifications.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

     The cost, unrealized gains and losses and fair value of securities available-for-sale are as follows:


                                                                       Securities Available-for-Sale
                                                                  -----------------------------------------
                                                                  Amortized  Unrealized Unrealized
                                                                    Cost       Gains     Losses  Fair Value
                                                                 ----------  --------   -------  ----------
DECEMBER 31, 1996
United States treasury securities and other United States
  government agencies.........................................   $  188,574  $  7,583   $   320  $  195,837
Obligations of states and political subdivisions..............    1,965,798   131,626     1,323   2,096,101
Corporate securities..........................................    1,052,694    49,929     8,721   1,093,902
Mortgage-backed securities....................................      298,733     4,365     2,282     300,816
Redeemable preferred stocks...................................       74,008     3,590       374      77,224
                                                                 ----------  --------   -------  ----------
Total fixed maturity securities...............................    3,579,807   197,093    13,020   3,763,880
Common and perpetual preferred stocks.........................      362,720    76,475     4,058     435,137
                                                                 ----------  --------   -------  ----------
                                                                 $3,942,527  $273,568   $17,078  $4,199,017
                                                                 ==========  ========   =======  ==========

DECEMBER 31, 1995
United States treasury securities and other United States
  government agencies.........................................     $301,547  $ 27,097       $86  $  328,558
Obligations of states and political subdivisions..............    2,222,697   153,728     2,211   2,374,214
Corporate securities..........................................      679,983    77,831       692     757,122
Mortgage-backed securities....................................      312,705    11,326       320     323,711
Redeemable preferred stocks...................................       73,669     3,985       376      77,278
                                                                 ----------  --------   -------  ----------
Total fixed maturity securities...............................    3,590,601   273,967     3,685   3,860,883
Common and perpetual preferred stocks.........................      374,232    71,306     7,853     437,685
                                                                 ----------  --------   -------  ----------
                                                                 $3,964,833  $345,273   $11,538  $4,298,568
                                                                 ==========  ========   =======  ==========

     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices.

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


                                                             Amortized      Fair
                                                                Cost       Value
                                                             ----------  ----------

Available-for-sale:
    Due in one year or less.............................       $120,401    $121,124
    Due after one year through five years...............        728,552     776,878
    Due after five years through ten years..............      1,214,593   1,277,075
    Due after ten years.................................      1,217,528   1,287,987
                                                             ----------  ----------
                                                              3,281,074   3,463,064
Mortgage-backed securities..............................        298,733     300,816
                                                             ----------  ----------
                                                             $3,579,807  $3,763,880
                                                             ==========  ==========

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

     Major categories of investment income are summarized as follows:




                                                                 1996        1995        1994
                                                               --------    ---------   ---------
      Fixed maturity:
          Tax exempt.........................................  $123,608     $134,506   $ 145,940
          Taxable............................................   120,571      100,611      81,000
                                                               --------    ---------   ---------
                                                                244,179      235,117     226,940

      Equity.................................................    21,048       23,328      26,759
      Other..................................................    11,348       11,938      11,754
                                                               --------    ---------   ---------
                                                                276,575      270,383     265,453
      Less investment expense................................     2,261        3,814       4,999
                                                               --------    ---------   ---------
      Net investment income..................................  $274,314     $266,569   $ 260,454
                                                               ========    =========   =========

The change in unrealized gain (loss) on securities available-for-sale is as follows:

                                                                 1996        1995        1994
                                                              --------    ---------   ---------

      Fixed maturity securities available-for-sale...........  $(86,209)    $308,589   $(346,946)
      Equity securities available-for-sale...................     8,964       44,921     (46,001)
                                                               --------    ---------   ---------
      Net change in unrealized gain (loss) on securities
          available-for-sale.................................   (77,245)     353,510    (392,947)
      Adjustment for effect on other balance sheet
          accounts...........................................     3,214      (11,877)     11,116
      Less deferred income taxes.............................    25,911     (120,756)    133,641
                                                               --------    ---------   ---------
      Change in unrealized gain (loss) included in
          shareholders' equity...............................  $(48,120)    $220,877   $(248,190)
                                                               ========    =========   =========

The realized gain (loss) on investments is summarized as follows:

                                                                 1996        1995        1994
                                                               --------    ---------   ---------

      Available-for-sale:
          Fixed maturity
               Gross gain....................................  $  9,975     $  5,816   $  18,977
               Gross loss....................................   (11,505)      (5,063)    (11,300)
          Equity securities
               Gross gain....................................  $ 54,169     $ 63,123     $36,663
               Gross loss....................................   (16,413)     (24,264)    (29,942)
          Other, net of expenses.............................      (688)       1,432       5,538
                                                               --------     ---------   ---------
               Total.........................................  $ 35,538     $ 41,044   $  19,936
                                                               ========     =========  =========


     The Company has estimated the fair value of its investment in mortgage loans on real estate to be $33,943 and $35,591 at December 31, 1996 and 1995, respectively. This estimate was established using a discounted cash flow method based on rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

     The Company had no impaired loans at the end of December 31, 1996 or 1995. A reconciliation of the mortgage loan allowance for losses is as follows:


                                                   1995     1994
                                                  -------  -------
Balance at beginning of year.....................  $4,435  $ 5,968
Provisions for losses............................     155       76
Releases due to recoveries.......................       -   (1,222)
Releases due to sales............................  (4,330)    (387)
Transfers to other invested assets...............    (260)       -
                                                  -------  -------
Balance at end of year...........................  $    -  $ 4,435
                                                  =======  =======


     The carrying value of short-term investments and other invested assets approximate fair value.

4.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for losses and loss adjustment expense for property and casualty operations is summarized as follows:


                                                                             1996        1995        1994
                                                                          ----------  ----------  ----------
Balance as of January 1, net of related reinsurance recoverables.......   $2,294,458  $2,377,245  $2,458,465
Add:
    Provision for losses and loss adjustment expense occurring in the
         current year, net of reinsurance..............................    1,245,580   1,233,627   1,318,224
    Decrease in estimated losses and loss adjustment expense
         occurring in prior years, net of reinsurance..................      (45,705)    (39,917)    (91,984)
                                                                          ----------  ----------  ----------
    Incurred losses and loss adjustment expense during the current
         year, net of reinsurance......................................    1,199,875   1,193,710   1,226,240
Deduct:
    Losses and loss adjustment expense payments for losses, net of reinsurance, occurring during:
         Current year..................................................      653,977     613,580     617,425
         Prior years....................................................     578,664     662,917     690,035
                                                                          ----------  ----------  ----------
                                                                           1,232,641   1,276,497   1,307,460
                                                                          ----------  ----------  ----------
Balance as of December 31, net of related reinsurance recoverables.....    2,261,692   2,294,458   2,377,245
Reinsurance recoverables on losses and loss adjustment expenses
    at end of year.....................................................      164,413     120,117     119,458
                                                                          ----------  ----------  ----------
Liability for losses and loss adjustment expense, gross of related
    reinsurance recoverables, at end of year...........................   $2,426,105  $2,414,575  $2,496,703
                                                                          ==========  ==========  ==========


     The reconciliation shows a decrease to the liability for estimated losses and loss adjustment expense arising in prior years. Such reserve adjustments, which affected current operations during each of the years, resulted from developed losses from prior years being different than were anticipated when the liability for losses and loss expense were originally estimated. Favorable development trends are partially a result of the change the Company has initiated in its underwriting and claims adjudication practices. These development trends have been considered in establishing the current year liabilities.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

     Included in the liability for losses and loss adjustment expense, net of related reinsurance recoverables, is the liability for environmental and asbestos losses of $250,521 and $241,216 as of December 31, 1996 and 1995, respectively. In establishing liabilities for losses and loss adjustment expense related to environmental and asbestos matters, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known losses, including the cost of related litigation, when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted losses. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for a portion of the Company's environmental and asbestos exposure, especially because significant uncertainty exists about the outcome of coverage litigation and whether past loss experience will be representative of future loss experience. Management believes the estimated liabilities provided for environmental and asbestos losses at December 31, 1996, are adequate; however, it is reasonably possible that a change in estimate of the required liability could occur in the future. It is not possible to provide a meaningful estimate of a range of possible outcomes at this time.

     The Company writes personal and commercial lines of property and casualty insurance throughout the United States. As a result, the Company is always at risk that there could be significant losses arising in certain geographic areas from catastrophes, such as earthquakes and hurricanes. In 1996 the Company's property catastrophe reinsurance program, its "primary coverage", provided protection of 93% of $150,000, or approximately $139,500, in excess of a $30,000 retention per occurrence. In 1997, the Company's primary coverage will provide protection of 90% of $150,000, or approximately $135,000, in excess of a $30,000 retention per occurrence. In addition, in 1997 the Company has also purchased an additional coverage layer of 90% of $100,000, or $90,000, in excess of its primary coverage. This additional 1997 layer provides protection solely for non-California earthquake exposure.

     The Company's policies providing earthquake, hurricane and related coverage in the midwest, western and southeastern coastal areas of the United States could expose the Company to losses exceeding its reinsurance limits. Although the exposure exists, the Company has not encountered losses in excess of its reinsurance limits during the past twenty years. It is also possible that catastrophes could have an adverse effect on the Company's reinsurers. As the Company is not relieved of its primary obligation to the policyholder in a reinsurance transaction, an event or series of events which render uncollectible any amounts due from its reinsurers could have a material adverse effect on the Company.

     The following is a reconciliation of the activity in the liability for losses and loss adjustment expense for property and casualty operations to the consolidated balance sheets and statements of income:




                                                                             1996        1995        1994
                                                                          ----------  ----------  ----------
Property and casualty incurred losses and loss adjustment expense during the current year, net of reinsurance.........................  $1,199,875  $1,193,710  $1,226,240
Life insurance benefits and settlement expenses,
    net of reinsurance..................................................      49,004      48,560      45,717
                                                                          ----------  ----------  ----------
Benefits and settlement expenses, net of reinsurance....................  $1,248,879  $1,242,270  $1,271,957
                                                                          ==========  ==========  ==========

Liability for property and casualty losses and loss adjustment expense, at end of year.............................................  $2,426,105  $2,414,575  $2,496,703
Liability for life future policy benefits, at end of year...............     442,243     413,762     381,532
                                                                          ----------  ----------  ----------
Liability for losses, loss adjustment expense and future policy benefits............................................................  $2,868,348  $2,828,337  $2,878,235
                                                                          ==========  ==========  ==========

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)


                                                                            1996      1995      1994
                                                                          --------  --------  --------
Reinsurance recoverables on property and casualty losses and loss adjustment expenses, at end of year.................................. $164,413  $120,117  $119,458
Reinsurance recoverables on life future policy benefits,
    at end of year.......................................................   15,032    16,822    18,705
                                                                          --------  --------  --------
Ceded reinsurance on claims and claims expense reserves,
    at end of year....................................................... $179,445  $136,939  $138,163
                                                                          ========  ========  ========


5.  NOTES PAYABLE AND DEBT DUE LNC

     In conjunction with the formation of the Company, $100,000 of debt was assumed from LNC ("Assumed Debt"). The Assumed Debt is governed by an agreement between the Company and LNC (the "Assumption Agreement") which provides for the payment by the Company of the currently outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992. LNC continues to be the primary obligor of this public debt; however, pursuant to the Assumption Agreement, the Company will make a $100 million principal payment on July 15, 1999 to repay the holders of the public debt. The Assumption Agreement also provides that interest at 7 1/8% is payable semi-annually by the Company.

     Also in conjunction with the formation of the Company, a $200,000 term note was issued to LNC ("Term Note"). The Term Note will pay interest quarterly at a rate of 50 basis points over the rate on three year Treasury Notes through November 14, 1997, 50 basis points over the rate on two year Treasury Notes from November 15, 1997 through November 14, 1998 and 50 basis points over the rate on one-year Treasury Bills from November 15, 1998 through the maturity date. The current rate of interest on the Term Note is 6.7%. The Term Note will be payable in three equal principal payments due on August 15, 1997, 1998 and 1999. Pursuant to the provisions on the Term Note, the Company will have the right to prepay the Term Note at any time. The Term Note also contains covenants that will, among other things, (i) require the Company to maintain certain levels of adjusted consolidated net worth (as defined in the Term Note), and (ii) restrict the ability of the Company to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Company is the survivor and would not be in default.

     In 1996, the Company incurred and paid interest cost of $12,372 and $7,218, respectively.

     Minimum repayments on the outstanding Assumed Debt and Term Note at December 31, 1996 are scheduled as follows:

1997 (included in short-term debt due LNC)....  $ 66,667
1998..........................................    66,667
1999..........................................   166,667

     On May 29, 1996, the Company entered into a revolving credit agreement with third party financial institutions in which the Company may borrow and repay amounts up to a maximum of $200,000 (the "Line of Credit"). Borrowings using the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at December 31, 1996.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  FEDERAL INCOME TAXES

     Federal income taxes paid in 1996, 1995 and 1994 were $29,952, $30,045, and $28,556, respectively.

     The effective tax rate on pre-tax income is lower than the prevailing corporate federal income tax rate. A reconciliation of this difference is as follows:



                                                                           1996      1995       1994
                                                                         --------   --------   --------
Tax on pre-tax income at 35%.........................................    $ 68,489   $ 73,189   $ 70,093
Add (deduct) tax effect of:
   Tax exempt bond interest..........................................     (42,286)   (47,174)   (51,333)
   Dividends earned..................................................      (5,482)    (5,513)    (6,028)
   15% of tax exempt interest and dividends received deduction.......       6,660      7,311      7,828
   Goodwill..........................................................       1,196      1,196      1,219
   Other.............................................................      (2,601)     1,839     (6,070)
                                                                         --------   --------   --------
  Federal income taxes...............................................    $ 25,976   $ 30,848   $ 15,709
                                                                         ========   ========   ========

    Significant components of net deferred tax assets and liabilities are as follows:
                                                                                     1996        1995
                                                                                    --------   --------
Deferred tax assets:
    Change in unearned premium reserve...............................               $ 48,286   $ 48,916
    Discounting of losses and loss adjustment expense reserve........                162,094    165,991
    Other postretirement benefits....................................                 25,596     24,926
    Sale/leaseback of building.......................................                  7,758      8,000
    Nondeductible accruals...........................................                 21,432     22,879
    Other............................................................                 24,591     29,607
                                                                                    --------   --------
Total deferred tax assets............................................                289,757    300,319

Deferred tax liabilities:
    Deferred acquisition costs.......................................                (64,411)   (72,496)
    Net unrealized gains on securities...............................                (88,117)  (114,028)
    Other............................................................                 (8,487)   (13,148)
                                                                                    --------   --------
Total deferred tax liabilities.......................................               (161,015)  (199,672)
                                                                                    --------   --------
Net deferred tax asset...............................................               $128,742   $100,647
                                                                                    ========   ========



     As defined by previous life insurance company tax law, certain amounts were accumulated tax free in a special memorandum account designated as "Policyholders' Surplus Account" and generally are not subject to federal income taxes until distributed to stockholders. The aggregate accumulation in this account is $17,623 at December 31, 1996. No provision has been made for federal income taxes on this account since distributions are not presently contemplated.

7.  RESTRICTIONS ON SHAREHOLDERS' EQUITY

     Generally, the net assets of the Company's insurance subsidiaries available for transfer to ASFC are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. At December 31, 1996, $7,200 of consolidated shareholders' equity represents net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to ASFC.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  RECONCILIATION WITH STATUTORY ACCOUNTING POLICIES

     Net income of ASI and subsidiaries, as determined in accordance with statutory accounting practices, was $171,822, $197,058 and $177,654, for 1996, 1995 and 1994, respectively. Consolidated statutory shareholder's equity for ASI was $965,987 and $1,010,992 at December 31, 1996 and 1995, respectively.

9.  EMPLOYEE BENEFIT PLANS

     PENSION PLAN. The funded status of the defined benefit pension plan and the amount recognized in the balance sheet are as follows:



                                                                       1996       1995
                                                                     ---------  ---------
Actuarial present value of benefit obligation:
    Vested........................................................  $(146,298) $(134,836)
    Non vested....................................................     (5,751)    (7,909)
                                                                     ---------  ---------
Accumulated benefit obligation....................................   (152,049)  (142,745)
Effect of future compensation increases...........................    (44,999)   (48,595)
                                                                     ---------  ---------
Projected benefit obligation......................................   (197,048)  (191,340)
Plan assets available for benefits................................    187,445    172,913
                                                                     ---------  ---------
Projected benefit obligation in excess of plan assets.............     (9,603)   (18,427)
Unrecognized prior service cost...................................      2,209      2,561
Unrecognized net loss.............................................      7,342     19,355
                                                                     ---------  ---------
Prepaid (accrued) pension cost included in the balance sheet......   $    (52)  $  3,489
                                                                     =========  =========

    Assumptions used in the foregoing calculations are as follows:
                                                                      1996      1995      1994
                                                                    -------  ---------  ---------
Assumed rate on plan assets.......................................     9.0%     9.0%      9.0%
Weighted average discount rate....................................     7.0      7.0       8.0
Future compensation trends........................................     4.5      5.0       5.0


     The change in discount rate increased the accumulated benefit obligation by $17,800 as of December 31, 1995.




Net pension cost for the defined benefit pension plans includes the following components:

                                                                1996      1995      1994
                                                              --------  --------  --------
Service cost benefits earned................................    $9,418    $8,091    $8,982
Interest cost on projected benefit obligation...............    12,482    11,322    10,189
Actual return on assets.....................................   (17,547)  (31,425)    3,338
Net amortization and deferral...............................     2,850    20,708   (13,779)
Impact of realignment of field operations (see Note 14).....         -     3,029         -
                                                              --------  --------  --------
Net periodic pension cost...................................    $7,203   $11,725    $8,730
                                                              ========  ========  ========


     POSTRETIREMENT BENEFIT PLAN. The postretirement defined benefit plan is unfunded; however, the details of the amount included in other liabilities are as follows:

                                                  1996     1995
                                                 -------  -------
Accumulated postretirement benefit obligation:
    Retirees.................................... $28,538  $34,715
    Fully eligible active plan participants.....  11,774   12,746
    Other active plan participants..............  16,146   16,384
                                                 -------  -------
                                                  56,458   63,845
Unrecognized net gain...........................  16,648    7,378
                                                 -------  -------
Accrued postretirement benefit cost............. $73,106  $71,223
                                                 =======  =======

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  EMPLOYEE BENEFIT PLANS (Continued)



Assumptions used in the foregoing calculation at December 31 are as follows:

                                     1996    1995     1994
                                    ------  -------  ------
Discount rate.....................    7.0%     7.0%    8.0%
Rate of compensation increases....    4.5      5.0     5.0

Net periodic postretirement benefit cost includes the following components:

                                     1996    1995     1994
                                    ------  -------  ------
Service cost......................  $1,685   $1,395  $2,033
Interest cost.....................   3,700    4,057   4,373
Net amortization and deferral.....  (1,104)  (1,120)   (115)
                                    ------  -------  ------
Net periodic benefit cost.........  $4,281   $4,332  $6,291
                                    ======  =======  ======


     The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 8.5% for 1997 gradually decreasing to 5.0% by 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $3,952, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $431.

     INCENTIVE PLANS. Prior to the initial public offering, certain employees of the Company participated in various incentive plans maintained by LNC. In conjunction with the initial public offering, the Company established various incentive plans for eligible employees that provide for the issuance of stock options, restricted stock, stock appreciation rights, phantom stock or cash. These plans are comprised primarily of stock option incentive plans. Stock options are granted at the market price on the date of grant and, subject to termination of employment, expire 10 years from the date of grant. The options are exercisable in 25% increments on the option issuance anniversary in the four years following issuance. The maximum number of shares which can be granted from the stock option incentive plan is 1,000,000 from the inception of the plan to the plan expiration date on July 1, 2000. During 1996, options for 199,400 shares were granted with an exercise price of $23 per share. None of these options were exercisable nor were any forfeited during the year.

     In addition, 50,515 restricted shares of the Company's Common Stock were issued to key personnel. The shares are restricted from sale or trade for three years after grant except in a situation relating to death or disability. In addition, at the time restrictions lapse, compensation equal to the amount of dividends that would have been paid during the period the shares were restricted is paid to the personnel.

     The Company utilizes the intrinsic value method of accounting to determine whether compensation expense should be recognized in conjunction with its stock option incentive plan. As the amount the employee must pay to acquire the stock is equal to the quoted market price of the stock at the grant date, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for the Company's stock option incentive plans for options been determined based on the estimated fair value at the grant date for awards under those plans, the Company's pro forma net income and earnings per share for 1996 would have been $168,266 or $3.01 per share, a decrease of $1,440 or $.02 per share. The effects on 1996 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  EMPLOYEE BENEFIT PLANS (Continued)

     The fair value of options granted during 1996 were estimated as of the date of grant using a Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 3.7%; an expected volatility of 30%; a risk-free interest rate of 6.8%; and an expected life of 9 years. The average fair value per option granted during 1996 was $11.12 based on these assumptions.

10. RENT EXPENSE

     The principal leased property is the home office which is leased through a sale-leaseback agreement. The agreement, which was entered into in 1984, provides for a 25 year lease period with options to renew for six additional terms of five years each. The agreement also provides the Company with the right of first refusal to purchase the property during the term of the lease, including renewal periods, at a price as defined in the agreements. In addition, the Company has the option to purchase the leased property at fair market value as defined in the agreements on the last day of the initial 25 year lease period ending in 2009 or the last day of any of the renewal periods.

     Rent expense included in benefits and expenses amounted to approximately $16,980, $16,123 and $16,898 in 1996, 1995 and 1994, respectively. At December
31, 1996, future minimum payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:


1997..........................................  $10,052
1998..........................................    8,808
1999..........................................    8,969
2000..........................................   10,279
2001..........................................    9,938
2002 and thereafter...........................   77,750

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  REINSURANCE ACTIVITIES

     The principal sources of reinsurance assumed are national and state associations. Reinsurance is ceded to other companies for risks which exceed retention limits and to provide for catastrophic claims.

     The effect of reinsurance on premiums written and earned is as follows:


                                              Written                Earned
                                                         -------------------------------
                                             Property-   Property-
                                              Casualty    Casualty    Life      Total
                                             ----------  ----------  -------  ----------
1996
    Direct.................................  $1,642,016  $1,650,216  $58,975  $1,709,191
    Assumed................................       8,905      15,622    2,596      18,218
    Ceded..................................     (50,034)    (48,603)  (4,684)    (53,287)
                                             ----------  ----------  -------  ----------
         Net...............................  $1,600,887  $1,617,235  $56,887  $1,674,122
                                             ==========  ==========  =======  ==========

1995
    Direct.................................  $1,674,470  $1,689,668  $57,872  $1,747,540
    Assumed................................      43,481      46,562    2,870      49,432
    Ceded..................................     (46,391)    (46,635)  (3,951)    (50,586)
                                             ----------  ----------  -------  ----------
         Net...............................  $1,671,560  $1,689,595  $56,791  $1,746,386
                                             ==========  ==========  =======  ==========

1994
    Direct.................................  $1,657,930  $1,686,388  $54,469  $1,740,857
    Assumed................................      55,557      61,031    2,060      63,091
    Ceded..................................     (58,028)    (53,977)  (4,000)    (57,977)
                                             ----------  ----------  -------  ----------
         Net...............................  $1,655,459  $1,693,442  $52,529  $1,745,971
                                             ==========  ==========  =======  ==========


     Benefits and settlement expenses were reduced by $33,821, $22,904 and $24,399 in 1996, 1995 and 1994, respectively, as a result of ceded reinsurance arrangements. The Company remains contingently liable with respect to losses reinsured in the event any reinsurer is unable to meet obligations assumed.

12. OTHER TRANSACTIONS WITH AFFILIATES

     On March 29, 1995, the Company purchased 4,986,507 shares, or 29.22% of EMPHESYS Financial Group, Inc. from LNC for $193,227. This investment was accounted for using the equity method and resulted in earnings of $6,449 being included in net investment income through September 30, 1995. On August 22, 1995, a tender offer was extended by Humana, Inc. and on October 7, 1995, the Company tendered its investment in EMPHESYS stock resulting in an after-tax loss of $9,004.

     In January of 1996, the Company agreed to assume $63.7 million of liabilities, primarily loss and loss adjustment expense reserves, from an affiliate of LNC, on a closed block of specialty lines business. The Company received $63.7 million in assets, primarily cash, as part of the transaction. This run-off business covers primarily property, casualty, accident and health exposures on sports, leisure and entertainment venues.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER TRANSACTIONS WITH AFFILIATES (Continued)

     In addition to the above, the Company has various other transactions with LNC and its affiliates in the normal course of operations. These transactions include systems, strategic planning and management advice, financial services, investment services, legal services, accounting services, and assistance with employee benefits, information services, data processing, actuarial, marketing and human resources. In addition, the Company pays to LNC affiliates investment advisory fees. In 1996, 1995 and 1994, the Company paid LNC and its affiliates fees totaling $10,145, $10,454, and $7,614.

     At December 31, 1995, the Company had $37,910 invested in LNC's short-term investment pool. During 1996, the Company established its own short-term investment pool. In addition, the Company had $31,037 and $40,072, at cost, invested in mutual funds administered by a subsidiary of LNC with a fair value of $40,088 and $41,198 at December 31, 1996 and 1995, respectively.

     The Company provides supervision and administrative services to wholly-owned property and casualty insurance subsidiaries of LNC. In 1996, 1995 and 1994, LNC paid the Company fees totaling $432, $924, and $625, respectively.

     LNC paid the Company $7,425, $6,277 and $5,298 during 1996, 1995 and 1994 for administrative services and insurance coverages provided by the Company to LNC. The Company paid LNC $2,757, $6,935 and $2,601 during 1996, 1995 and 1994 for services rendered by LNC to purchase corporate insurance coverages. The Company's life insurance subsidiary paid LNC $4,267, $3,042 and $3,528 during 1996, 1995 and 1994 for reinsurance coverages.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SEGMENT INFORMATION

     The Company, operates within the property/casualty and the life insurance industry through a network of independent agents. The property/casualty insurance industry is further broken down into commercial, personal and reinsurance business in runoff. Revenues, pre-tax operation income and identifiable assets for the property/casualty, life and holding company segments are as follows:

                                                 Year Ended December 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
 Revenue
  Property/casualty operations
    Net premiums earned and other revenue:
      Personal                              $  690,799  $  684,091  $  684,903
      Commercial                               925,680   1,005,364   1,003,209
      Reinsurance business in runoff               755         140       5,330
    Net investment income                      238,227     233,759     230,945
    Net realized gain on investments            34,370      38,778      19,228
    Loss on operating properties                     -     (28,350)          -
                                            ----------  ----------  ----------
  Total property/casualty operations         1,889,831   1,933,782   1,943,615
                                            ----------  ----------  ----------

  Life operations
    Net premiums earned and other revenue   $   56,888  $   56,791  $   52,529
    Net investment income                       33,975      32,810      29,509
    Net realized gain on investments             1,161       2,266         708
                                            ----------  ----------  ----------
  Total life operations                         92,024      91,867      82,746

  Holding company
    Net investment income                   $    2,112  $        -  $        -
    Net realized gain on investments                 7           -           -
                                            ----------  ----------  ----------
  Total holding company                          2,119           -           -
                                            ----------  ----------  ----------
 Net revenues                               $1,983,974  $2,025,649  $2,026,361
                                            ==========  ==========  ==========

 Pre-tax income
  Property/casualty operations
    Underwriting gain (loss):
      Personal                               $ (59,955)  $ (32,789)  $ (49,800)
      Commercial                                (1,537)     45,762       4,533
      Reinsurance business in runoff           (26,639)    (69,826)    (23,777)
    Net investment income                      238,227     233,759     230,945
    Net realized gain on investments            34,211      38,778      19,228
    Loss on operating properties                     -     (28,350)           -
                                            ----------  ----------  ----------
      Total property/casualty operations       184,307     187,334     181,129
      Total life operations                     21,993      21,778      19,138
      Holding company                          (10,618)          -           -
                                            ----------  ----------  ----------
         Total pre-tax income                $ 195,682   $ 209,112   $ 200,267
                                            ==========  ==========  ==========

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SEGMENT INFORMATION (Continued)




                                                         1996          1995
                                                      ----------    ----------
Identifiable assets
 Property/casualty operations.......................  $4,907,722    $4,981,343
 Life operations....................................     585,726       560,325
 Holding company....................................   1,663,690     1,668,707
 Eliminations.......................................  (1,616,055)   (1,671,190)
                                                      ----------    ----------
     Total identifiable assets                        $5,541,083    $5,539,185
                                                      ==========    ==========


     The operating expenses of the Company have all been considered to be allocable to the segments since the Company's activities were all directly related to those segments through December 31, 1996. Capital expenditures and depreciation expense are not material.

14. REALIGNMENT OF FIELD OPERATIONS

     In November 1995, the Company approved a realignment plan which included the consolidation of the field operations from 20 divisional offices into four regional offices. Certain of the locations will be converted to service offices. Those operating properties owned by the Company that will not be used as a regional office will be sold. For each location to be downsized, job classifications, positions to be eliminated and individuals impacted were identified and severance benefits were communicated. This process was started in 1995 with the majority of the Realignment occurring in 1996 and the balance to be completed in 1997. Management estimated that the costs of realignment and valuation allowance for the sale of the operating properties based on independent appraisals with net carrying value representing the lower of cost or market, net of taxes, approximated $13,700 and $18,500, respectively, and was charged to income in 1995; accordingly, net income decreased $32,200.

     During 1996, the Company sold 4 of the divisional offices. At December 31, 1995, the Company had estimated that it would incur approximately $21,000 related to the various costs associated with the realignment plan and had accrued such costs. Through December 31, 1996, approximately $14,000 of the accrued costs have been paid. Management believes the balance of $7,000 is adequate to cover future expected payments.

15.  CONTINGENCIES

     The Company is routinely involved in pending or threatened legal proceedings. Those proceedings sometimes involve alleged breaches of contract, torts (including bad faith and fraud claims) and miscellaneous other causes of action. Some of the pending litigation includes claims for punitive damages in addition to compensatory damages and other relief. While the aggregate dollar amounts involved in these legal proceedings cannot be determined with certainty, the amounts at issue could have a significant effect on the Company's results of operations. However, based upon information presently available, and in light of legal and other defenses available to the Company, management does not believe that any of these routine proceedings will have a material adverse effect on the financial results or operations of the Company.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  CONTINGENCIES (Continued)

     On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case brought in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated a number of civil rights laws (including, without limitation, the Fair Housing Act). The plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. This action seeks injunction relief, unspecified compensatory damages, punitive damages and attorneys' fees. In response to motions filed by the defendants, the court dismissed the conspiracy court by Order dated October 2, 1996 but has required that the defendants answer the remaining counts and discovery has now begun. Management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to vigorously defend this action.

     On August 29, 1996, the first of two actions were brought in Missouri state courts alleging that underinsured motorist insurance coverage sold in that state by three of the Company's property and casualty insurance subsidiaries constitutes "phantom coverage" when sold at limits equal to the State's financial responsibility requirements. In both actions, the plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. The actions seek both compensatory and punitive damages based upon a number of legal theories, including, without limitation, breach of fiduciary duty, negligence, breach of contract, unjust enrichment and misrepresentation. While it is too early to fully evaluate the plaintiffs' allegations, the potential defenses available or the size of the putative class of plaintiffs, management does not believe, based upon current information, that the allegations have merit and it therefore intends to defend these actions vigorously.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements with the Company's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Registrant may be found in Part I of this report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" as permitted by General Instruction G to Form 10-K. Information regarding directors of the Registrant may be found in the Registrant's Proxy Statement for the Annual Meeting scheduled for May 20, 1997 under the heading "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE", and "COMPLIANCE WITH
SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", all of which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation may be found in the Registrant's Proxy Statement for the Annual Meeting scheduled for May 20, 1997 under the heading "EXECUTIVE COMPENSATION" which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management may be found in the Registrant's Proxy Statement for the Annual Meeting scheduled for May 20, 1997 under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions may be found in the Registrant's Proxy Statement for the Annual Meeting scheduled for May 20, 1997 under the heading "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS" which is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14A (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of American States Financial Corporation and Subsidiaries are included in Item 8:

                                                                                                 Page Numbers
                                                                                                 ------------
Report of Ernst & Young LLP, Independent Auditors                                                     34

Consolidated Balance Sheets - December 31, 1996 and 1995                                            35 - 36

Consolidated Statements of Income - Years ended
December 31, 1996, 1995 and 1994                                                                      37

Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994        38

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994                  39

Notes to Consolidated Financial Statements                                                          40 - 57

ITEM 14 (A) (2)  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules of American States Financial Corporations and subsidiaries are included in Item 14 (d):


                                                                              Page Number
  I  -    Summary of Investments - Other than Investments in Related Parties  63
 II  -    Condensed Financial Information of Registrant                       64 - 67
III  -    Supplementary Insurance Information                                 67
 IV  -    Reinsurance                                                         68
  V  -    Valuation and Qualifying Accounts                                   69


     All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

ITEM 14 (A) (3)  LISTING OF EXHIBITS


 Exhibit
  Number                                     Description
---------  -------------------------------------------------------------------------------
3.1        Registrant's Restated Articles of Incorporation
3.2        Registrant's Restated Code of Bylaws
4.1        Article V - "Number, Terms and Voting Rights of Shares" and
           Article XI - "Provisions for Certain Business Combinations" of
           the Registrant's Article of Incorporation, incorporated by reference to the Registrant's Article of Incorporation filed hereunder as Exhibit 3.1
4.2        Article I - "Shareholders" and Article VI - "Stock Certificates,
           Transfer of Shares, Stock Records" of the Registrant's Code of
           Bylaws, incorporated by reference to the Registrant's Code of
           Bylaws filed hereunder as Exhibit 3.2
10.0 (1)   Investment Management Agreement, dated July 1, 1996, between
           Lincoln Investment Management, Inc. and American States Lloyds
           Insurance Company
10.0 (2)   Investment Management Agreement, dated May 26, 1996, between
           Lincoln Investment Management, Inc. and the Registrant
10.0 (3)   Investment Management Agreement, dated June 1, 1996, between
           Lincoln Investment Management, Inc. and American States Life
           Insurance Company
10.0 (4)   Investment Management Agreement, dated July 1, 1996, between
           Lincoln Investment Management, Inc. and American States
           Insurance Company of Texas
10.0 (5)   Investment Management Agreement, dated June 1, 1996, between
           Lincoln Investment Management, Inc. and American States
           Insurance Company, American Economy Insurance Company and
           American States Preferred Insurance Company
10.0 (6)   Investment Management Agreement, dated October 21, 1996, between
           Lincoln Investment Management, Inc. and Insurance Company of
           Illinois
10.1       Assumption Agreement, dated May 16, 1996, by and between the
           Registrant and Lincoln National Corporation
10.2       Promissory Note, dated May 16, 1996, by and between the
           Registrant and Lincoln National Corporation
10.3       American States Financial Corporation Stock Option Incentive Plan
10.4       American States Financial Corporation Executive Performance
           Incentive Compensation Plan
10.5       American States Executive Salary Continuation Plan
10.6 (1)   American States Insurance Companies Sustained Performance
           Incentive Plan for Senior Management

                                       59


 Exhibit
  Number                                     Description
---------  -------------------------------------------------------------------------------

10.6 (2)   American States Insurance Companies Sustained Performance Incentive Plan for
           Second Vice Presidents
10.6 (3)   American States Insurance Companies Sustained Performance Incentive Plan for
           Assistant Vice Presidents, Assistant Treasurers, Actuaries and Other Key
           Positions
10.6 (4)   American States Insurance Companies Sustained Performance Incentive Plan for
           Division Managers
10.6 (5)   American States Insurance Companies Sustained Performance Incentive Plan for
           Division Senior Department Managers
10.7       Lincoln National Corporation Executive Deferred Compensation Plan for Employees
10.8       Form of American States Financial Corporation Split-Dollar Life Insurance
           Arrangements
10.9       American States Insurance Company Savings and Profit Sharing Plan
10.10      Employment Agreement, dated March 18, 1996, between Registrant and F. Cedric
           McCurley
10.11      Employment Agreement, dated March 18, 1996, between Registrant and William J.
           Lawson
10.12      Employment Agreement, dated March 18, 1996, between Registrant and Jerome T.
           Gallogly
10.13      Employment Agreement, dated March 18, 1996, between Registrant and Todd R.
           Stephenson
10.14      Registration Rights Agreement, dated May 29, 1996, between the Registrant and
           Lincoln National Corporation
10.15 (1)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American States Insurance Company
10.15 (2)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American Economy Insurance Company
10.15 (3)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American States Preferred Insurance Company
10.15 (4)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American States Life Insurance Company
10.15 (5)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American States Insurance Company of Texas
10.15 (6)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and Insurance Company of Illinois
10.16 (1)  Tax Sharing Agreement, dated August 22, 1996, between the Registrant and
           Lincoln National Corporation
10.16 (2)  Tax Sharing Agreement, dated August 22, 1996, between the Registrant, American
           States Insurance Company and Lincoln National Corporation
10.16 (3)  Tax Sharing Agreement, dated August 22, 1996, between American States
           Insurance Company, American Economy Insurance Company and Lincoln National
           Corporation
10.16 (4)  Tax Sharing Agreement, dated August 22, 1996, between American States
           Insurance Company, American States Preferred Insurance Company and Lincoln
           National Corporation
10.16 (5)  Tax Sharing Agreement, dated August 22, 1996, between American States
           Insurance Company, American States Life Insurance Company and Lincoln National
           Corporation
10.16 (6)  Tax Sharing Agreement, dated October 9, 1996, between American States
           Insurance Company, Insurance Company of Illinois and Lincoln National
           Corporation
10.16 (7)  Tax Sharing Agreement, dated September 23, 1996, between Lincoln National
           Corporation and Linsco Reinsurance Company


 Exhibit
  Number                                     Description
---------  -------------------------------------------------------------------------------
10.16 (8)  Tax Sharing Agreement, dated August 22, 1996, between American States
           Insurance Company, City Insurance Agency, Inc. and Lincoln National Corporation
10.16 (9)  Tax Sharing Agreement, dated November 22, 1996, between American States
           Insurance Company, American States Lloyds Insurance Company and Lincoln
           National Corporation
10.16 (10) Tax Sharing Agreement, dated November 22, 1996, between American Economy
           Insurance Company, American States Insurance Company of Texas and Lincoln
           National Corporation
10.17 (1)  Reinsurance Agreement, dated January 1, 1984, between American States
           Life Insurance Company and The Lincoln National Life Insurance Company, as
           amended on January 14, 1985; April 23, 1985; January 31, 1986; March 17, 1986;
           July 16, 1986; July 19, 1990; August 13, 1990; January 15, 1992; April 19,
           1993; June 30, 1993; November 3, 1994; November 5, 1994; December 11, 1995 and
           April 19, 1996
10.17 (2)  Reinsurance Agreement, dated March 1, 1983, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on November 30, 1984; April 23, 1985; January 31, 1986; March 17, 1986;
           December 17, 1986; January 15, 1992; November 3, 1994; and April 19, 1996
10.17 (3)  Accident and Sickness Reinsurance Agreement, dated June 15, 1964, between
           American States Life Insurance Company and The Lincoln National Life Insurance
           Company, as amended on October 3, 1986
10.17 (4)  Coinsurance Agreement, dated October 31, 1985, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on December 17, 1986; January 15, 1992; February 18, 1992; November 3, 1994;
           March 14, 1996 and April 19, 1996
10.17 (5)  Coinsurance Agreement, dated January 1, 1981, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on November 13, 1981; December 2, 1981; December 16, 1983; November 7, 1984;
           March 17, 1986; January 15, 1992; November 3, 1994; and April 19, 1996
10.17 (6)  Coinsurance Agreement, dated January 1, 1983, between American States Life
           Insurance Company  and The Lincoln National Life Insurance Company, as amended on October 17, 1985
10.17 (7)  Disability Income Extended-Wait Reinsurance Agreement, dated January 1,
           1995, between American States Life Insurance Company and The Lincoln National
           Life Insurance Company, as amended on September 1, 1995
10.17 (8)  Reinsurance Agreement, dated January 1, 1963, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on June 11, 1969; June 26, 1972; January 3, 1975; May 16, 1977; March 28, 1979;
           May 25, 1979; September 2, 1980; November 13, 1981; December 2, 1981; December
           16, 1983; January 3, 1985; April 23, 1985; January 31, 1986; March 17,
           1986; January 15, 1992; November 3, 1994; and April 19, 1996
10.18 (1)  Services Agreement, dated October 10, 1996 between the Registrant and its subsidiaries and affiliates and Lincoln National Corporation and its subsidiaries and affiliates
10.18 (2)  Services Agreement, dated September 26, 1996, between Insurance Company of
           Illinois and Lincoln National Corporation and its subsidiaries and affiliates
10.19      Management Agreement, dated October 1, 1989, by and between American States
           Insurance Company  and Linsco Reinsurance Company, as amended on August 28,
           1990
10.20 (1)  Lease and Agreement, dated as of August 1, 1984, between Clinton Street
           Limited Partnership and American States Insurance Company
10.20 (2)  Assignment of Lease and Guaranty, dated as of August 1, 1984, from Clinton
           Street Limited Partnership to Clinton Holding Corporation




 Exhibit
  Number                                     Description
---------  -------------------------------------------------------------------------------
10.20 (3)  Second Assignment of Lease and Guaranty, dated as of August 1,
           1984, from Clinton Street Limited Partnership to Clinton Holding
           Corporation
10.20 (4)  Reassignment of Lease and Guaranty, dated as of August 1, 1984, from Clinton Holding Corporation to the Connecticut Bank and
           Trust Company, National Association and F.W. Kawam, as Trustees
10.21      Software License Agreement, dated April 1, 1989, by and between
           American States Life Insurance Company and Lincoln National Risk
           Management, Inc., as amended May 5, 1994
10.22      Indemnification Agreement, dated May 29, 1996, between the
           Registrant, American States Insurance Company and Lincoln
           National Corporation
10.23 (1)  Surety Bond, effective November 3, 1993, between American States
           Insurance Company, the Industrial Development Authority of the
           City of Clayton, Missouri and Mercantile Bank of St. Louis, N.A
10.24      Commitment Letter, dated April 23, 1994, by and between
           Registrant, J.P. Morgan Securities Inc. and Morgan Guaranty Trust
           Company of New York
10.25      Agreement, dated January 1, 1997, between Registrant and Robert
           A. Anker (regarding employment)
11         Computation of Earnings Per Share
21         Subsidiaries of the registrant
23         Consent of Independent Auditors
24         Power of attorney
27         Financial Data Schedule
28         Information from reports furnished to state regulatory authorities

ITEM 14 (B)

During the fourth quarter of the year ended December 31, 1996, no reports on Form 8-K were filed with the Commission.

ITEM 14 (C)

The exhibits of American States Financial Corporation and subsidiaries are listed in Item 14 (a) (3) above.

ITEM 14 (D)

The financial statement schedules for American States Financial Corporations are listed in Item 14 (a) (2) above.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                       Column A                 Column B    Column C     Column D
                                       --------                 --------    --------     --------
                                                                                         Amount at
                                                                                        Which Shown
                                                                                          in the
                                  Type of Investment              Cost       Value     Balance Sheet

Fixed maturity securities, available-for-sale:
    Bonds:
        United States Government and government
           agencies and authorities..........................    $188,573    $195,837    $195,837
        States, municipalities and political subdivisions....   1,965,798   2,096,101   2,096,101
        Mortgage-backed securities...........................     298,733     300,816     300,816
        Foreign governments..................................       6,193       7,217       7,217
        Public utilities.....................................     181,810     185,912     185,912
        All other corporate bonds............................     864,692     900,773     900,773
    Redeemable preferred stock...............................      74,008      77,224      77,224
                                                               ----------  ----------  ----------
                 Total.......................................   3,579,807  $3,763,880   3,763,880
                                                                           ==========

Equity securities, available-for-sale:
    Common stocks:
        Public utilities.....................................       9,588      10,938      10,938
        Banks, trust and insurance companies.................      18,535      26,164      26,164
        Industrial, miscellaneous and all other..............     159,677     206,024     206,024
    Perpetual preferred stocks...............................     174,920     192,011     192,011
                                                               ----------  ----------  ----------
                 Total.......................................     362,720    $435,137     435,137
                                                                           ==========

Mortgage loans on real estate................................      32,293                  32,293
Short-term investments.......................................      73,276                  73,276
Other invested assets........................................      37,986                  37,986
                                                               ----------              ----------
           Total investments.................................  $4,086,082              $4,342,572
                                                               ==========              ==========

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET

          American States Financial Corporation (Parent Company Only)

                             (Dollars in Thousands)


                                                                 December 31,
                                                            ----------------------
                                                               1996        1995
                                                            ----------  ----------
Assets:
    Investments in subsidiaries*..........................  $1,591,695  $1,668,707
    Short-term investments................................      70,511           -
    Cash..................................................           5           -
    Other assets..........................................       1,479           -
                                                            ----------  ----------
            Total assets..................................  $1,663,690  $1,668,707
                                                            ==========  ==========

Liabilities:
    Amounts payable to subsidiaries*......................  $   23,048  $        -
    Short-term debt due LNC...............................      66,667           -
    Notes payable.........................................      99,511           -
    Debt due LNC..........................................     133,333           -
    Other liabilities.....................................       5,092           -
                                                            ----------  ----------
            Total liabilities.............................     327,651           -

Shareholders' equity:
    Common stock..........................................     304,493     387,547
    Net unrealized gain on securities available-for-sale
       from subsidiaries..................................     163,647     211,767
    Retained earnings.....................................     867,899   1,069,393
                                                            ----------  ----------
            Total shareholders' equity....................   1,336,039   1,668,707
                                                            ----------  ----------
            Total liabilities and shareholders' equity....  $1,663,690  $1,668,707
                                                            ==========  ==========


* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of American States Financial Corporation and subsidiaries.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                              STATEMENT OF INCOME

          American States Financial Corporation (Parent Company Only)

                             (Dollars in Thousands)



                                                                Year Ended December 31,
                                                              ----------------------------
                                                                1996     1995      1994
                                                              --------  --------  --------
Revenue.....................................................  $  2,119  $      -  $      -

Expenses:
    Operating and administrative...........................        366         -         -
    Interest on debt.......................................     12,372         -         -
                                                              --------  --------  --------
            Total expenses.................................     12,738         -         -
                                                              --------  --------  --------
    Loss before federal income tax benefit and equity
       in undistributed earnings of subsidiaries...........    (10,619)        -         -

Federal income tax benefit.................................     (3,716)        -         -
                                                              --------  --------  --------
    Loss before undistributed earnings of subsidiaries.....     (6,903)        -         -

Equity in undistributed earnings of subsidiaries*..........    176,609   178,264   184,558
                                                              --------  --------  --------
            Net income.....................................   $169,706  $178,264  $184,558
                                                              ========  ========  ========


* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of American States Financial Corporation and subsidiaries.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

          American States Financial Corporation (Parent Company Only)

                             (Dollars in Thousands)



                                                                  Year Ended December 31,
                                                              -------------------------------
                                                                1996       1995       1994
                                                              ---------  ---------  ---------
Cash Flows from Operating Activities:
Net income..................................................   $169,706   $178,264   $184,558
Adjustments to reconcile net income to net cash used
 by operating activities:
    Equity in undistributed earnings of subsidiaries*.......   (176,609)  (178,264)  (184,558)
    Other...................................................      4,889          -          -
                                                              ---------  ---------  ---------
            Net adjustments.................................   (171,720)  (178,264)  (184,558)
                                                              ---------  ---------  ---------
            Net cash used in operating activities...........     (2,014)         -          -

Cash Flows from Investing Activities:
    Investments in consolidated subsidiaries*...............   (140,500)         -          -
    Net increase in short-term investments..................    (70,511)
    Other investment activity with subsidiaries*............     23,048          -          -
                                                              ---------  ---------  ---------
            Net cash used in investing activities...........   (187,963)         -          -

Cash Flows from Financing Activities:
    Proceeds from issuance of common stock..................    215,182          -          -
    Dividends paid to shareholders..........................    (25,200)         -          -
                                                              ---------  ---------  ---------
            Net cash provided by financing activities.......    189,982          -          -
                                                              ---------  ---------  ---------
            Net increase in cash and short-term investments.          5          -          -

Cash at beginning of period.................................          -          -          -
                                                              ---------  ---------  ---------
            Cash at end of period...........................   $      5   $      -   $      -
                                                              =========  =========  =========


* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of American States Financial Corporation and subsidiaries.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Thousands)




               Col. A                         Col. B          Col. C           Col. D           Col. E         Col. F
            -------------                 -------------   -------------    -------------   ----------------  ----------
                                             Deferred     Future Policy
                                              Policy     Benefits, Losses                    Other Policy      Premium
                                            Acquisition    Claims, and        Unearned        Claims and      and Other
               Segment                         Costs      Loss Expenses       Premiums     Benefits Payable    Revenue
            -------------                 -------------   -------------    -------------   ----------------  ----------

Year Ended December 31, 1996
   Property/casualty insurance............     $136,893        $2,426,105        $711,955         $-          $1,617,234
   Life operations........................       65,340           442,243               -          -              56,888
   Holding company........................            -                 -               -          -                   -
                                               ________         _________        ________        ___           _________
              Total.......................     $202,233        $2,868,348        $711,955         $-          $1,674,122
                                            ===========  ================  ==============  ================  ===========

Year Ended December 31, 1995
   Property/casualty insurance............     $138,272        $2,414,575        $718,478         $-          $1,689,595
   Life operations........................       60,920           413,762               -          -              56,791
                                               ________         _________        ________        ___           _________
              Total.......................     $199,192        $2,828,337        $718,478         $-          $1,746,386
                                            ===========  ================  ==============  ================  ===========

Year Ended December 31, 1994
   Property/casualty insurance............     $140,122        $2,496,703        $725,448         $-          $1,693,442
   Life operations........................       70,667           381,532               -          -              52,529
                                               ________         _________        ________        ___           _________
              Total.......................     $210,789        $2,878,235        $725,448         $-          $1,745,971
                                            ===========  ================  ==============  ================  ===========

                                            Col. G       Col. H            Col. I          Col. J            Col. K
                                            -----------  ----------------  --------------  ----------------  -----------
                                                         Benefit, Claims   Amortization
                                            Net          Losses, and       of Deferred     Other
                                            Investment   Settlement        Policy Ac-      operating         Premiums
                                            Income (A)   Expenses (C)      quisition Cost  expenses (A)(C)   Written (B)
                                            -----------  ----------------  --------------  ----------------  -----------

Year Ended December 31, 1996
   Property/casualty insurance............     $238,227        $1,199,875        $329,721          $175,928   $1,600,887
   Life operations........................       33,975            49,004           8,291            12,735
   Holding company........................        2,112                 -               -            12,738
                                               ________         _________        ________          ________
              Total.......................     $274,314        $1,248,879        $338,012          $201,401
                                            ===========  ================  ==============  ================

Year Ended December 31, 1995
   Property/casualty insurance............     $233,759        $1,193,710        $352,503          $200,236   $1,671,560
   Life operations........................       32,810            48,560           7,337            14,191
                                               ________         _________        ________          ________
              Total.......................     $266,569        $1,242,270        $359,840          $214,427
                                            ===========  ================  ==============  ================

Year Ended December 31, 1994
   Property/casualty insurance............     $230,945        $1,226,240        $355,528          $180,717   $1,655,459
   Life operations........................       29,509            45,717           4,219            13,673
                                               ________          ________        ________          ________
              Total.......................     $260,454        $1,271,957        $359,747          $194,390
                                            ===========  ================  ==============  ================

=========================
(A) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(B) Does not apply to life insurance. This amount includes premiums from reinsurance assumed and is net of premiums on reinsurance ceded.

(C) In 1996, interest expense is included in Other Operating Expenses. In 1995, the cost related to implementing the realignment plan to consolidate field operations from twenty divisional offices into four regional offices was allocated to loss adjustment expenses and other operating expenses in the amounts of $3,581 and $17,410, respectively.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV - REINSURANCE
                             (Dollars in Thousands)


                      Col. A                           Col. B       Col. C      Col. D      Col. E     Col. F
                   -----------                       -----------  ----------  ----------  -----------  -------
                                                                                                        % of
                                                                   Ceded to    Assumed                 Amount
                                                        Gross       Other     from Other      Net      Assumed
                      Segment                          Amount     Companies   Companies     Amount     to Net
                   -----------                       -----------  ----------  ----------  -----------  -------

Year Ended December 31, 1996
---------------------------------------------------
  Life insurance in force (A)......................  $15,366,897  $1,815,434     $     -  $13,551,463      0.0%
                                                     ===========  ==========  ==========  ===========

  Insurance premiums and other
    considerations:
    Property/casualty insurance....................   $1,650,216     $48,603     $15,622   $1,617,234      1.0%
    Life insurance and annuities...................       58,975       4,684       2,596       56,888      4.6
                                                      __________   _________     _______   __________
         Total.....................................   $1,709,191     $53,287     $18,218   $1,674,122      1.1
                                                     ===========  ==========  ==========  ===========

Year Ended December 31, 1995
---------------------------------------------------
  Life insurance in force (A)......................  $15,405,804  $1,820,391     $     -  $13,585,413      0.0%
                                                     ===========  ==========  ==========  ===========

  Insurance premiums and other
    considerations:
    Property/casualty insurance....................   $1,689,668     $46,635     $46,562   $1,689,595      2.8%
    Life insurance and annuities...................       57,872       3,951       2,870       56,791      5.1
                                                      __________   _________     _______   __________
         Total.....................................   $1,747,540     $50,586     $49,432   $1,746,386      2.8
                                                     ===========  ==========  ==========  ===========

Year Ended December 31, 1994
---------------------------------------------------
  Life insurance in force (A)......................  $14,742,987  $1,289,364     $     -  $13,453,623      0.0%
                                                     ===========  ==========  ==========  ===========

  Insurance premiums and other
    considerations:
    Property/casualty insurance....................   $1,686,388     $53,977     $61,031   $1,693,442      3.6%
    Life insurance and annuities...................       54,469       4,000       2,060       52,529      3.9
                                                      __________   _________     _______   __________
         Total.....................................   $1,740,857     $57,977     $63,091   $1,745,971      3.6
                                                     ===========  ==========  ==========  ===========


__________________
(A)  At end of year.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                      Col. A                          Col. B                   Col. C                 Col. D.       Col. E
                      ------                          ------                 ---------                -------       ------
                                                                             Additions
                                                                             ---------
                                                                       (1)            (2)

                                                     Balance at                     Charged to                     Balance at
                                                     Beginning      Charged to      Other Accounts-  Deductions-     End of
                    Description                      of  Period  Costs & Expenses      Describe (A)   Describe        Period
                    -----------                      ----------  ----------------  ---------------- ------------  ----------

Year Ended December 31, 1996
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..............................             2,860               306              -        121 (B)       3,045
     Allowance for losses on
       operating properties..................            28,350                 -              -      1,434 (D)      26,916

Year Ended December 31, 1995
----------------------------
  Deducted from asset accounts:
     Allowance for losses on
       mortgage loans........................            $4,435           $   155         $(260)     $4,330 (C)          $-
     Allowance for doubtful
       accounts..............................             2,610               533              -        283 (B)       2,860
     Allowance for losses on
       operating properties..................                 -            28,350              -              -      28,350

Year Ended December 31, 1994
----------------------------
  Deducted from asset accounts:
     Allowance for losses on
       mortgage loans.........................           $5,968           $    76         $    -     $1,609 (C)      $4,435
     Allowance for doubtful
       accounts...............................            2,904             1,817              -      2,111 (B)       2,610

________________
(A)  Transfer between investment classifications.
(B)  Uncollectible accounts written off.
(C) All revenue for losses on mortgage loans deductions reflect sales or foreclosures of the underlying holdings.
(D) Allowance for losses on operating properties deductions reflect the sale of the underlying properties.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


Exhibit
 Number                                      Description                                      Page
-------   ---------------------------------------------------------------------------------   ----

3.1       Registrant's Restated Articles of Incorporation *
3.2       Registrant's Restated Code of Bylaws *
4.1       Article V - "Number, Terms and Voting Rights of Shares" and Article XI -
          "Provisions for Certain Business Combinations" of the Registrant's Article of
          Incorporation, incorporated by reference to the Registrant's Article of
          Incorporation filed hereunder as Exhibit 3.1 *
4.2       Article I - "Shareholders" and Article VI - "Stock Certificates, Transfer of
          Shares, Stock Records" of the Registrant's Code of Bylaws, incorporated by reference to the Registrant's Code of Bylaws filed hereunder as Exhibit 3.2 *
10.0 (1)  Investment Management Agreement, dated July 1, 1996, between Lincoln Investment
          Management, Inc. and American States Llyods Insurance Company *
10.0 (2)  Investment Management Agreement, dated May 26, 1996, between Lincoln Investment
          Management, Inc. and the Registrant *
10.0 (3)  Investment Management Agreement, dated June 1, 1996, between Lincoln Investment
          Management, Inc. and American States Life Insurance Company *
10.0 (4)  Investment Management Agreement, dated July 1, 1996, between Lincoln Investment
          Management, Inc. and American States Insurance Company of Texas *
10.0 (5)  Investment Management Agreement, dated June 1, 1996, between Lincoln Investment
          Management, Inc. and American States Insurance Company, American Economy
          Insurance Company and American States Preferred Insurance Company *
10.0 (6)  Investment Management Agreement, dated October 21, 1996, between Lincoln
          Investment Management, Inc. and Insurance Company of Illinois *
10.1      Assumption Agreement, dated May 16, 1996, by and between the Registrant and
          Lincoln National Corporation *
10.2      Promissory Note, dated May 16, 1996, by and between the Registrant and Lincoln
          National Corporation *
10.3      American States Financial Corporation Stock Option Incentive Plan *
10.4      American States Financial Corporation Executive Performance Incentive
          Compensation Plan *
10.5      American States Executive Salary Continuation Plan *
10.6 (1)  American States Insurance Companies Sustained Performance Incentive Plan for
          Senior Management *
10.6 (2)  American States Insurance Companies Sustained Performance Incentive Plan for
          Second Vice Presidents *
10.6 (3)  American States Insurance Companies Sustained Performance Incentive Plan for
          Assistant Vice Presidents, Assistant Treasurers, Actuaries and Other Key
          Positions *
10.6 (4)  American States Insurance Companies Sustained Performance Incentive Plan for
          Division Managers *
10.6 (5)  American States Insurance Companies Sustained Performance Incentive Plan for
          Division Senior Department Managers *
10.7      Lincoln National Corporation Executive Deferred Compensation Plan for Employees*
10.8      Form of American States Financial Corporation Split-Dollar Life Insurance
          Arrangements *
10.9      American States Insurance Company Savings and Profit Sharing Plan *


          * Incorporated by Reference




Exhibit
 Number                                       Description                                      Page
-------    ---------------------------------------------------------------------------------   ----
10.10      Employment Agreement, dated March 18, 1996, between Registrant and F.
           Cedric McCurley *
10.11      Employment Agreement, dated March 18, 1996, between Registrant and William J.
           Lawson *
10.12      Employment Agreement, dated March 18, 1996, between Registrant and Jerome T.
           Gallogly *
10.13      Employment Agreement, dated March 18, 1996, between Registrant and Todd
           R. Stephenson *
10.14      Registration Rights  Agreement, dated May 29, 1996, between the
           Registrant and Lincoln National Corporation                                         75
10.15 (1)  ASFC Short-Term Investment Pool Participation Agreement, dated September
           16, 1996, between the Registrant and American States Insurance Company *
10.15 (2)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American Economy Insurance Company *
10.15 (3)  ASFC Short-Term Investment Pool Participation Agreement, dated September
           16, 1996, between the Registrant and American States Preferred Insurance
           Company *
10.15 (4)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the  Registrant and American States Life Insurance Company *
10.15 (5)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and American States Insurance Company of Texas *
10.15 (6)  ASFC Short-Term Investment Pool Participation Agreement, dated September 16,
           1996, between the Registrant and Insurance Company of Illinois *
10.16 (1)  Tax Sharing Agreement, dated August 22, 1996, between the Registrant and
           Lincoln National Corporation *
10.16 (2)  Tax Sharing Agreement, dated August 22, 1996, between the Registrant, American
           States Insurance Company and Lincoln National Corporation *
10.16 (3)  Tax Sharing Agreement, dated August 22, 1996, between American States Insurance
           Company, American Economy Insurance Company and Lincoln National Corporation *
10.16 (4)  Tax Sharing Agreement, dated August 22, 1996, between American States Insurance
           Company, American  States Preferred Insurance Company and Lincoln National
           Corporation *
10.16 (5)  Tax Sharing Agreement, dated August 22, 1996, between American States Insurance
           Company, American  States Life Insurance Company and Lincoln National
           Corporation *
10.16 (6)  Tax Sharing Agreement, dated October 9, 1996, between American States Insurance
           Company, Insurance Company of Illinois and Lincoln National Corporation *
10.16 (7)  Tax Sharing Agreement, dated September 23, 1996, between Lincoln National
           Corporation and Linsco Reinsurance Company *
10.16 (8)  Tax Sharing Agreement, dated August 22, 1996, between American States Insurance
           Company, City Insurance Agency, Inc. and Lincoln National Corporation *
10.16 (9)  Tax Sharing Agreement, dated November 22, 1996, between American States
           Insurance Company, American States Lloyds Insurance Company and Lincoln
           National Corporation                                                                91
10.16 (10) Tax Sharing Agreement, dated November 22, 1996, between American Economy
           Insurance Company, American States Insurance Company of Texas and Lincoln
           National Corporation                                                               100


          * Incorporated by Reference






Exhibit
 Number                                       Description                                      Page
-------    ---------------------------------------------------------------------------------   ----
10.17 (1)  Reinsurance Agreement, dated January 1, 1984, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on January 14, 1985; April 23, 1985; January 31, 1986; March 17, 1986; July 16,
           1986; July 19, 1990; August 13, 1990; January 15, 1992; April 19, 1993; June
           30, 1993; November 3, 1994; November 5, 1994; December 11, 1995 and April 19,
           1996 *
10.17 (2)  Reinsurance Agreement, dated March 1, 1983, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on November 30, 1984; April 23, 1985; January 31, 1986; March 17, 1986;
           December 17, 1986; January 15, 1992; November 3, 1994; and April 19, 1996 *
10.17 (3)  Accident and Sickness Reinsurance Agreement, dated June 15, 1964, between
           American States Life Insurance Company and The Lincoln National Life
           Insurance Company, as amended on October 3, 1986 *
10.17 (4)  Coinsurance Agreement, dated October 31, 1985, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on December 17, 1986; January 15, 1992; February 18, 1992; November 3,
           1994; March 14, 1996 and April 19, 1996 *
10.17 (5)  Coinsurance Agreement, dated January 1, 1981, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on November 13, 1981; December 2, 1981; December 16, 1983; November 7, 1984;
           March 17, 1986; January 15, 1992; November 3, 1994; and April 19, 1996 *
10.17 (6)  Coinsurance Agreement, dated January 1, 1983, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on October 17, 1985 *
10.17 (7)  Disability Income Extended-Wait Reinsurance Agreement, dated January 1, 1995, between American States Life Insurance Company and The Lincoln National
           Life Insurance Company, as amended on September 1, 1995 *
10.17 (8)  Reinsurance Agreement, dated January 1, 1963, between American States Life
           Insurance Company and The Lincoln National Life Insurance Company, as amended on June 11, 1969; June 26, 1972; January 3, 1975; May 16, 1977; March 28, 1979;
           May 25, 1979; September 2, 1980; November 13, 1981; December 2, 1981; December
           16, 1983; January 3, 1985; April 23, 1985; January 31, 1986; March 17,
           1986; January 15, 1992; November 3, 1994; and April 19, 1996 *
10.18 (1)  Services Agreement, dated October 10, 1996 between the Registrant and its subsidiaries and affiliates and Lincoln National Corporation and its subsidiaries and affiliates *
10.18 (2)  Services Agreement, dated September 26, 1996, between Insurance Company of
           Illinois and Lincoln National Corporation and its subsidiaries and affiliates *
10.19      Management Agreement, dated October 1, 1989, by and between American States
           Insurance Company and Linsco Reinsurance Company, as amended on August 28, 1990 *
10.20 (1)  Lease and Agreement, dated as of August 1, 1984, between Clinton Street
           Limited Partnership and American States Insurance Company *
10.20 (2)  Assignment of Lease and Guaranty, dated as of August 1, 1984, from Clinton
           Street Limited Partnership to Clinton Holding Corporation *
10.20 (3)  Second Assignment of Lease and Guaranty, dated as of August 1, 1984, from
           Clinton Street Limited Partnership to Clinton Holding Corporation *



          * Incorporated by Reference



Exhibit
 Number                                       Description                                      Page
-------    ---------------------------------------------------------------------------------   ----
10.20 (4)  Reassignment of Lease and Guaranty, dated as of August 1, 1984, from Clinton
           Holding Corporation to the Connecticut Bank and Trust Company, National
           Association and F.W. Kawam, as Trustees *
10.21      Software License Agreement, dated April 1, 1989, by and between American States
           Life Insurance Company and Lincoln National Risk Management, Inc., as amended May
           5, 1994 *
10.22      Indemnification Agreement, dated May 29, 1996, between the Registrant, American
           States Insurance Company and Lincoln National Corporation                            109
10.23 (1)  Surety Bond, effective November 3, 1993, between American States Insurance
           Company, the Industrial Development Authority of the City of Clayton, Missouri and
           Mercantile Bank of St. Louis, N.A *
10.24      Commitment Letter, dated April 23, 1994, by and between Registrant, J.P. Morgan
           Securities Inc. and Morgan Guaranty Trust Company of New York *
10.25      Employment Agreement, dated January 1, 1997, between Registrant and Robert A. Anker  115
11         Computation of Earnings Per Share                                                    124
21         Subsidiaries of the registrant *
23         Consent of Independent Auditors                                                      125
24         Power of attorney *
27         Financial Data Schedule                                                              126
28         Information from reports furnished to state regulatory authorities                   127

           * Incorporate by Reference

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                   AMERICAN STATES FINANCIAL CORPORATION

                                   By  /s/ Robert A. Anker
                                       -----------------------------------
                                       Robert A. Anker
                                       Director, Chairman and Chief
                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


            Signatures                        Title                      Date

By /s/ Robert A. Anker          Director, Chairman and            February 19, 1997
   ---------------------------  Chief Executive Officer
    Robert A. Anker

By /s/ William J. Lawson        Director, President and           February 19, 1997
   ---------------------------  Chief Operating Officer
     William J. Lawson

By /s/ Todd R. Stephenson       Senior Vice President, Treasurer  February 19, 1997
   ---------------------------  and Chief Financial Officer
    Todd R. Stephenson

By /s/ Thomas R. Kaehr          Vice President and                February 19, 1997
   ---------------------------  Chief Accounting Officer
    Thomas R. Kaehr

By  /s/ Edwin J. Goss           Director                          February 19, 1997
   ---------------------------
     Edwin J. Goss

By /s/ Stephen J. Paris         Director                          February 19, 1997
   ---------------------------
     Stephen J. Paris

By /s/ Paula M. Parker-Sawyers  Director                          February 19, 1997
   ---------------------------
     Paula M. Parker-Sawyers

By /s/ William E. Pike          Director                          February 19, 1997
   ---------------------------
     William E. Pike

By /s/ Milton O. Thompson       Director                          February 19, 1997
   ---------------------------
     Milton O. Thompson

By /s/ Richard C. Vaughan       Director                          February 19, 1997
   ---------------------------
     Richard C. Vaughan