Form 10-K/A
period 1996-12-31
AMERICAN STATES FINANCIAL CORP
filed 1997-04-30
CIK 1010787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-11733

                      AMERICAN STATES FINANCIAL CORPORATION

                 INDIANA                                 NO. 35-1976549
          State of Incorporation              I.R.S. Employer Identification No.

        500 NORTH MERIDIAN STREET
     INDIANAPOLIS, INDIANA 46204-1275                  (317) 262-6262
  Address of principal executive offices               Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------
      Common Stock, No Par Value                   New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates (computed as of January 31, 1997): $265,082,333

Shares of Common Stock outstanding as of January 31, 1997: 60,050,515

DOCUMENTS INCORPORATED BY REFERENCE:   None

The exhibit index to this report is located on page 70 of Form 10-K filed by the registrant for the fiscal year ended December 31, 1996.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the executive officers of the Registrant may be found in Part I of this report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" as permitted by General Instruction G to Form 10-K. Information regarding directors of the Registrant is set forth in the following chart:

                                                                        PRINCIPAL
           NAME AND                                                     OCCUPATION
         POSITION WITH                            DIRECTOR                  AND                         OTHER
        THE REGISTRANT              AGE            SINCE                EMPLOYMENT                  DIRECTORSHIPS
------------------------------     -----      ---------------    -------------------------     ------------------------
ROBERT A. ANKER                      55          February,       Chairman and Chief            Fort Wayne National
Chairman and Chief                                  1996         Executive Officer of          Corporation
Executive Officer and                                            the Registrant and of
Director (Term expires                                           American States
1998)                                                            Insurance Company,
                                                                 a wholly owned
                                                                 subsidiary of the
                                                                 Registrant

WILLIAM J. LAWSON                    57          February,       President and Chief           None
President and Chief                                 1996         Operating Officer of
Operating Officer and                                            the Registrant and of
Director (Term expires                                           American States
1998)                                                            Insurance Company,
                                                                 a wholly owned
                                                                 subsidiary of the
                                                                 Registrant

EDWIN J. GOSS                        70          February,       Retired (formerly,            Ipalco Enterprises,
Director (Term expires                              1996         Chairman and Chief            Inc.; Indianapolis
in 1997)                                                         Executive Officer of          Power and Light
                                                                 American States               Company
                                                                 Insurance Company,
                                                                 a wholly owned
                                                                 subsidiary of the
                                                                 Registrant)

                                                                          PRINCIPAL
           NAME AND                                                       OCCUPATION
         POSITION WITH                            DIRECTOR                    AND                         OTHER
        THE REGISTRANT              AGE            SINCE                  EMPLOYMENT                  DIRECTORSHIPS
------------------------------     -----      ---------------    -------------------------     ------------------------
STEPHEN J. PARIS                     58          February,       Attorney at Law,              None
Director (Term expires                              1996         Morrison, Mahoney
1998)                                                            & Miller

PAULA M. PARKER-                     45          February,       Program Director,             None
SAWYERS                                             1996         Indiana University
Director (Term expires                                           Center on
1998)                                                            Philanthropy

WILLIAM E. PIKE                      68          February,       Private Investor              VF Corporation
Director (Term expires                              1996
1998)

MILTON O. THOMPSON                   42          February,       President, Grand              None
Director (Term expires                              1996         Slam Licensing, Inc.;
in 1997)                                                         General Partner
                                                                 Grand Slam III, LP;
                                                                 Partner, Baker, Siege
                                                                 & Page, Attorneys at Law

RICHARD C. VAUGHAN                   47        January, 1997     Executive Vice                None
Director (Term expires                                           President and the
1998)                                                            Chief Financial
                                                                 Officer of Lincoln
                                                                 National Corporation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During 1996 each of the following officers and directors of the Registrant failed to file Securities and Exchange Commission Form 3, Initial Statement of Beneficial Ownership of Securities timely: F. Cedric McCurley, William J. Lawson, Robert A. Anker, Jerome T. Gallogly, David N. Hafling, Todd
R. Stephenson, Harry R. Simpson, Thomas M. Ober, J. Robert Coffin, Janis E. Stoddard-Smith, Ronald K. Young, Edwin J. Goss, Stephen J. Paris, William E. Pike, Gabriel L. Shaheen, Milton O. Thompson and Thomas R. Kaehr. In addition, Lincoln National Corporation ("LNC"), the owner of 83.26% of the Registrant's Common Stock, failed to file a timely Form 3. In each of the foregoing cases, the required forms were filed shortly after their due dates. There were no transactions that were not reported on a timely basis.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY ANNUAL AND LONG-TERM COMPENSATION

         The following Summary Compensation Table sets forth information as to annual, long-term and other compensation for services to the Registrant in all capacities for Mr. Anker and the other four most highly compensated current executive officers of the Registrant as well as for F. Cedric McCurley, who served as Chairman and Chief Executive Officer of the Registrant until December 31, 1996 (collectively, the "Named Executives"). The information provided includes all compensation received in 1996, the year in which the Registrant was incorporated.


                      [This space intentionally left blank]

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG TERM COMPENSATION
                                                                         -----------------------------------------
                                   ANNUAL COMPENSATION                             AWARDS                 PAYOUTS
                          ---------------------------------------------  --------------------------     -----------
                                                                OTHER
       NAME AND                                                 ANNUAL     RESTRICTED                    LONG TERM
  PRINCIPAL POSITION                                             COMP-       STOCK                      PERFORMANCE    ALL OTHER
---------------------                               BONUS      ENSATION      AWARD         OPTIONS      PLAN (LTPP)     COMPEN-
                          YEAR       SALARY          (1)         (2)      (3) (4) (5)        (6)        PAYOUTS (5)   SATION (7)
                          ----       ------          ---         ---      ------------       ---        -----------   ----------
R.A. Anker (8),           1996      $563,846        $-0-         $-0-         $-0-         40,000         $704,915      $75,302
Chairman and              1995       534,038         -0-          -0-          -0-          5,000          712,829       89,010
CEO of the
Registrant

F. C. McCurley,           1996       385,000        12,500       9,553       241,960       32,000          229,450       50,467
Former Chairman           1995       370,425         -0-           350       269,674       14,000          179,825       54,829
and CEO of the
Registrant

W. J. Lawson,             1996       340,000         -0-        16,185       199,985       23,800          200,000       22,121
President and             1995       340,000         -0-          -0-          -0-         10,000            -0-         14,967
COO of the
Registrant

J. T. Gallogly,           1996       303,000        4,100       11,281       150,006       14,500          145,900       41,938
Executive Vice            1995       283,000         -0-         1,250       211,974        7,000           42,026       44,996
President of the
Registrant

T. R. Stephenson,         1996       208,000        5,500        9,553       117,507       14,000          111,950       19,652
Senior Vice               1995       155,812         -0-           238         -0-          6,000           21,709       18,180
president and CFO
of the Registrant

R. K. Young,              1996       195,000         -0-         9,588       111,941        7,000          111,950       19,256
Senior Vice               1995       151,803         -0-          -0-          -0-          3,000           22,710       18,611
President of ASI

---------------------
(1) This amount represents a cash award, which together with the award under the LNC Executive Value Sharing Plan (the "EVSP" - See also footnote 3) brought total compensation to a competitive level relative to the market.

(2) These amounts represent reimbursements during the year for payment of taxes. None of the Named Executives received perquisites or other personal benefits which exceeded the lesser of $50,000 or 10% of the total of base salary and annual bonus.

(3) Executive Performance Incentive Compensation Plan (the "EPIC Plan") results for 1996 are not available at this time because financial information on peer group companies necessary to calculate these awards are not yet available. The amounts shown for 1996 include restricted stock awards made in May to the Named Executives under the LNC Executive Value Sharing Plan (the "EVSP") for the 1993-1995 performance cycle pursuant to formula and supplemental awards made to Mr. McCurley, Mr. Gallogly and Mr. Stephenson so that the total award to these three executives was competitive relative to the market, all valued at the date of the award. A breakdown of these awards and their values at relevant dates are displayed below:


                          Restricted         Supplemental         Total
                        Shares Awarded         Award of         Restricted
                          Under EVSP          Restricted          Shares        Aggregate Value at      Aggregate Value
Name                       Formula              Shares           Awarded          Date of Award           at 12/31/96
----                       -------              ------           -------          -------------           -----------
F. C. McCurley              9,977                543             10,520              $241,960              $278,780
W. J. Lawson                8,695                -0-              8,695               199,985               230,418
J. T. Gallogly              6,344                178              6,522               150,006               173,486
T. R. Stephenson            4,870                239              5,109               117,507               135,389
R. K. Young                 4,867                -0-              4,867               111,941               128,976

(4) As of December 31, 1996, there were 50,515 restricted shares of the Registrant, with a market value of $1,338,648, held by all employees. At that time, Mr. McCurley held 10,520 such shares, Mr. Lawson held 8,695 such shares, Mr. Gallogly held 6,522 such shares Mr. Stephenson held 5,109 such shares and Mr. Young held 4,867 such shares.

The year-end 1996 values of these holdings are set forth in footnote 3, above.

(5) In addition to the restricted shares reported in the Restricted Stock Award column for 1996, each Named Executive also received a cash award under the EVSP for the 1993-1995 Performance cycle. These amounts were paid in cash and are reported in the Long Term Performance Plans (LTPP) Payouts column.

(6) All 1996 options except those awarded to Mr. Anker are for Common Stock of the Registrant. Mr. Anker's options are for common stock of LNC. All 1995 options were for the common stock of LNC.

(7) Included in the All Other Compensation column are:

         (A) The dollar value of insurance premiums paid by the Registrant for the benefit of the Named Executives. The amounts for 1996 are as follows: Mr. McCurley, $25,565; Mr. Lawson, $14,699; Mr. Gallogly, $22,217; Mr. Stephenson, $7,355; and Mr. Young, $7,254. LNC paid $41,000 for Mr. Anker's insurance in 1996.

         (B) The Registrant's contribution under its flexible benefit plan. For 1996 those amounts were as follows: Mr. McCurley, $2,322; Mr. Lawson, $2,322, Mr. Gallogly, $2,322; Mr. Stephenson, $2,101; and Mr. Young, $2,182. The Registrant contributed no amounts for Mr. Anker in either 1995 or 1996. In 1996, LNC contributed $1,588 to its flexible benefit plan for Mr. Anker.

         (C) Amounts accrued for the Named Executives as company contributions pursuant to the Registrant's Savings and Profit Sharing Plan and a related supplemental plan and, for Mr. Anker, pursuant to the corresponding plans of LNC. During 1996, the amount of such company contributions made by the Registrant was $0.25 for each $1.00 of employee contributions made to the plans, up to 6% of salary.

         (D) Amounts allocated to the Named Executives as additional company contributions pursuant to the LNC Employees' Savings and Profit Sharing Plan for 1995. The amount of such additional company contributions $0.757 for each $1.00 of employee contributions made to the plans, up to 6% of salary, was determined and allocated to each Named Executive in 1996.

The aggregate amount paid or allocated pursuant to (C) and (D), above, for each Named Executive in 1996 is: Mr. Anker, $32,714; Mr. McCurley, $22,580; Mr. Lawson, $5,100; Mr. Gallogly, $17,399; Mr. Stephenson, $10,196; and Mr. Young, $9,820.

(8) Mr. Anker became an executive officer of the Registrant effective December 31, 1996. Prior to that he served as the President and Chief Operating Officer of LNC, in which capacity some part of his responsibilities included monitoring and supervision of the Registrant's affairs. The compensation disclosed represents compensation paid or allocated to Mr. Anker by LNC in 1996, regardless of the year in which it was earned. That is consistent with the amounts reported for the other Named Executives. Because of tax considerations, the award of restricted stock reported for Mr. Anker was made in restricted stock units in lieu of restricted stock. The value of those units is reflected in the "Long Term Performance Payouts" column.


STOCK OPTION PLANS

         The following table sets forth information on grants of stock options during 1996 to the Named Executives, which are reflected in the Summary Compensation Table. All options are for the purchase of shares of the Registrant's Common Stock, except those granted to Mr. Anker, for whom grants under option plans maintained by LNC were for the purchase of LNC common stock. No stock appreciation rights were granted to any of the Registrant's executive officers during 1996.

                              OPTION GRANTS IN 1996
                   (All such Options were for the Registrant's
                      Common Stock, unless otherwise noted)


                                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED RATES OF STOCK
                                                                                                   PRICE APPRECIATION FOR
                                                INDIVIDUAL GRANTS                                     OPTION TERM (1)
                        ------------------------------------------------------------------       ---------------------------
                         NUMBER OF
                        SECURITIES       % OF OPTIONS
                        UNDERLYING        GRANTED TO          PER SHARE
                          OPTIONS        EMPLOYEES IN        EXERCISE OR        EXPIRATION
        NAME            GRANTED (2)        1996 (3)        BASE PRICE (4)        DATE (5)            5%             10%
        ----            -----------        --------        --------------        --------            --             ---
R. A. Anker (6)           40,000              6.32%             $45.38           5/08/2006       $1,141,444      $2,892,643
F. C. McCurley            32,000             16.05               23.00           5/29/2006          462,866       1,172,994
W. J. Lawson              23,800             11.94               23.00           5/29/2006          344,257         872,415
J. T. Gallogly            14,500              7.27               23.00           5/29/2006          209,736         531,513
T. R. Stephenson          14,000              7.02               23.00           5/29/2006          202,504         513,185
R. K. Young                7,000              3.51               23.00           5/29/2006          101,252         256,593

(1) The amounts in the two columns below this heading represent the potential realizable value of each grant of options, assuming that the market price of the underlying shares appreciates in value from the date of grant to the end of the option term, at annualized rates of 5% and 10%.

(2) 25% of the options granted on May 29, 1996 are exercisable on the first anniversary of the grant date. An additional 25% become exercisable on each successive anniversary date, with earlier full vesting occurring on death or disability.

(3) Options for shares of the Registrant totaling 199,400 shares were granted to 95 eligible employees in 1996.

(4) The exercise price and tax withholding obligations related to exercise may be paid by delivery or already owned shares or by offset of the underlying shares, subject to certain conditions.

(5) The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(6) Mr. Anker's options were for LNC common stock and were granted under option plans maintained by LNC. LNC granted 632,700 options for its shares to 490 of its employees in 1996.

OPTION EXERCISES AND YEAR-END VALUES

         The following table sets forth information with respect to option exercises in 1996 and unexercised options to purchase shares of Registrant's Common Stock granted under the Registrant's option plan (the "Company Option Plan") and common stock of LNC granted under option plans maintained by LNC (the "LNC Option Plans") to the Named Executives. Grants under the Company Option Plan were made to each of the Named Executives except Mr. Anker in 1996. All such options are for the purchase of shares of Common Stock of the Registrant. Grants under the LNC Option Plans were made to Mr. Anker in 1996 and prior years and to the other Named Executives in 1995 and prior years. All such options are for the purchase of shares of common stock of LNC.

                     AGGREGATED OPTION EXERCISES IN 1996 AND
                     OPTION PLAN VALUES AT DECEMBER 31, 1996


                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-
                                                           UNDERLYING UNEXERCISED              THE-MONEY OPTIONS AT
                                                        OPTIONS AT DECEMBER 31, 1996           DECEMBER 31, 1996 (1)
                                                        ----------------------------          ----------------------
                           SHARES                       EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                        ACQUIRED ON         VALUE       -----------      -------------      -----------       -------------
        NAME            EXERCISE(2)       REALIZED          (3)               (4)               (3)                (4)
        ----            -----------       --------          ---               ---               ---                ---
R. A. Anker                7,000          $197,310        110,250            73,750        $2,535,162           $663,902
F. C. McCurley             8,000           195,380         44,150            53,252           856,290            463,714
W. J. Lawson               6,500           139,790         18,750            34,050           319,977            168,012
J. T. Gallogly             2,400            55,430         18,950            24,100           376,074            159,597
T. R. Stephenson           1,800            43,020          3,400            19,800            39,340            110,300
R. K. Young                  600            16,670          5,400            10,500            97,146              2,877
                           ------         --------        -------           -------         ----------         ----------
Grand Total               26,300          $647,600        200,900           215,452        $4,223,989         $1,628,402

(1) Based on the closing prices on the New York Stock Exchange on December 31, 1996 of $52.50 for LNC stock and $26.50 for the Registrant's shares.

(2) All shares acquired were common stock of LNC.

(3) All options exercisable at December 31, 1996 were for shares of LNC.

(4) At December 31, 1996 some of the unexercisable options were for the Common Stock of the Registrant and some where for shares of LNC. The Following chart shows the breakdown as to number of shares and value as between the two securities:


                              Unexercised Options for Registrant                 Unexercised Options for LNC
                             Securities Held at December 31, 1996            Securities Held at December 31, 1996
                             ------------------------------------           -------------------------------------
Name                        Number of Shares              Value             Number of Shares              Value
----                        ----------------              -----             ----------------              -----
R. A. Anker                        -0-                    $-0-                   73,750                  $663,920
F. C. McCurley                   32,000                 112,000                  21,250                   242,967
W. J. Lawson                     23,800                  83,000                  10,250                    84,712
J. T. Gallogly                   14,500                  50,750                   9,650                   108,847
T. R. Stephenson                 14,000                  49,000                   5,800                    61,300
R. K. Young                       7,000                  24,500                   3,500                    38,377

LONG-TERM INCENTIVE PLANS

         The table below sets forth the estimated future payments for the performance cycles ending in 1996 and 1997 under the EPIC Plan for the Named Executives. No targets have been set for any other performance cycle.


                      [This space intentionally left blank]

                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1996


                                                                              ESTIMATED PAYOUTS UNDER NON-STOCK PRICE-
                                                                                              BASED PLANS
                                                                           ---------------------------------------------
                                                   PERFORMANCE OR
                               NUMBER OF            OTHER PERIOD
                           SHARES, UNITS OR       UNTIL MATURATION         THRESHOLD           TARGET          MAXIMUM
          NAME             OTHER RIGHTS (1)         OR AWARD (2)             AWARD           AWARD (3)        AWARD (4)
          ----             ----------------         ------------             -----           ---------        ---------
R. A. Anker                       N/A                1996-1997              $525,000         $1,310,000       $2,300,000
                                                     1996-1998               590,000          1,430,000        2,500,000
F. C. McCurley                    N/A                1996-1997               370,000            930,000        1,400,000
                                                     1996-1998               420,000          1,010,000        1,760,000
W. J. Lawson                      N/A                1996-1997               320,000            780,000        1,300,000
                                                     1996-1998               360,000            860,000        1,500,000
J. T. Gallogly                    N/A                1996-1997               210,000            530,000          920,000
                                                     1996-1998               240,000            570,000        1,010,000
T. R. Stephenson                  N/A                1996-1997               160,000            400,000          690,000
                                                     1996-1998               180,000            420,000          740,000
R. K. Young                       N/A                1996-1997               160,000            400,000          690,000
                                                     1996-1998               180,000            420,000          740,000

---------------

(1) The Registrant's EPIC Plan is administered by the Compensation Committee of the Registrant's Board of Directors (the "Committee"). The performance goals for the Named Executives are based on the Registrant's performance compared to that of a group of peer companies determined by the Committee. If results are consistent with the pre-determined goals, then awards will be made in accordance with established formulae, with the Committee retaining the discretion to adjust them downward.

(2) In determining the amount of the LNC portion of the EPIC Plan awards, the Committee will use the following three-year performance cycles: 1995-97 and 1996-98.

(3) The targets are the estimated maximums to be paid for the 1996-97 cycle and the 1996-98 cycle if the Registrant's performance is at the target level established by the Committee.

(4) The amounts shown are the most that may be awarded with respect to each listed cycle if the performance goals established by the Committee are fully achieved and, in addition, the maximum discretionary award is made.

RETIREMENT PLANS

         The following chart sets forth the estimated annual retirement benefits payable on a straight life annuity basis to participating employees, including the Named Executives, under the Registrant's retirement plans which cover most officers and other employees. The plans are non-contributory. The benefits displayed reflect a reduction to recognize in part the Registrant's cost of Social Security benefits related to service with the Registrant.

                               PENSION PLAN TABLE

                                 ESTIMATED ANNUAL RETIREMENT BENEFITS FOR CREDITED YEARS OF SERVICE (1) (2)
                   -----------------------------------------------------------------------------------------------------
     FINAL
    AVERAGE
  SALARY (3)          10              15              20             25              30              35              40
  ----------          --              --              --             --              --              --              --
   $200,000       $ 32,897        $ 49,345        $ 65,794        $ 82,242       $ 98,691        $115,139        $120,139
   $250,000         41,397          62,095          82,794         103,492        124,191         144,889         151,139
   $300,000         49,897          74,845          99,794         124,742        149,691         174,639         182,139
   $350,000         58,397          87,595         116,794         145,992        175,191         204,389         213,139
   $400,000         66,897         100,345         133,794         167,242        200,691         234,139         244,139
   $450,000         75,397         113,095         150,794         188,492        266,191         263,889         275,139
   $500,000         83,897         125,845         167,794         209,742        251,691         293,639         306,139
   $550,000         92,397         138,595         184,794         230,992        277,191         323,389         337,139
   $600,000        100,897         151,345         201,794         252,242        302,691         353,139         368,139
   $650,000        109,397         164,095         218,794         273,492        328,191         382,889         399,139
   $700,000        117,897         176,845         235,794         294,742        353,691         412,639         430,139

-------------

(1) The above table assumes retirement at age 65 (the current normal retirement age). At that age Messrs. Anker, McCurley, Lawson, Gallogly, Stephenson and Young will have 31, 14, 41, 39, 41 and 41 years of service credited to them, respectively. Mr. McCurley, who will retire early on December 31, 1997, will have 12 years of credited service at that time.

(2) As a result of limitations under the Internal Revenue Code, a portion of these benefits will be paid under an unfunded non-qualified supplemental defined benefit retirement plan established by the Registrant to provide benefits (included in the above table) which would exceed these limits.

(3) Under the Registrant's retirement plan, the "final average salary" is the average of an employee's base salary paid in any consecutive 60-month period during an employee's last ten years of active employment which produces the highest average salary.

SUPPLEMENTAL RETIREMENT PLANS

          Certain officers of the Registrant and its subsidiaries, including all Named Executives, have entered into salary continuation agreements pursuant to the terms of the American States Executive Salary Continuation Plan (the "Salary Continuation Plan"). Under the Salary Continuation Plan, the amount each participant is entitled to receive upon retirement is 2% of final compensation times the number of years the salary continuation agreement has been in effect up to a maximum of 10% of final salary, so long as the participant agrees to an exclusive consulting arrangement until the earlier of the waiver of such arrangement or attainment of age 65. This amount will be paid in the form of a 120-
month certain and life annuity. In the event of death prior to retirement, designated beneficiaries of executives who were participating in the Salary Continuation Plan on December 31, 1991, will instead receive annual payments each equal to 25% of the employee's final annual salary until the later of the date on which the employee would have attained age 65 or the date on which a minimum of ten payments have been made. These salary continuation agreements automatically terminate upon the officer's termination of service for reasons other that death, disability or retirement; except that in the event of a change-in-control of American States Insurance Company or LNC, and a subsequent voluntary or involuntary termination of the employee's employment within 2 years of the change-in-control, such employee will be treated as continuing employment until age 65 at which time benefits will begin. The Salary Continuation Plan caps compensation used to determine benefits at the greater of $200,000 or the annual base compensation in effect on December 31, 1991, for all current and future participants and eliminates the death benefit for future participants.

COMPENSATION OF DIRECTORS

         Directors of the Registrant who are not employees of the Registrant or its affiliates receive an annual retainer of $15,000 plus a fee of $900 for each Board and Board committee meeting attended. The annual retainer and fees are either paid currently in cash or deferred in phantom units of Common Stock of the Registrant which are payable in cash at termination of service as a director, including death or disability, as elected by the director annually with respect to each succeeding year of service as a director. In addition, the Registrant reimburses directors for reasonable travel expenses incurred in attending Board and Board committee meetings. Directors and retired directors are permitted to participate in the Registrant's matching gifts program, in which the Registrant matches each dollar contributed to an institution of higher education, up to an aggregate maximum of $2,500 per year for each individual.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

         The Registrant has entered into employment agreements (the "Employment Agreements") with Messrs. Anker, McCurley, Lawson, Gallogly and Stephenson (the "Contract Executives"). The Employment Agreements of Messrs. Anker and McCurley will expire on December 31, 1997 and those of Messrs. Lawson, Gallogly and Stephenson will expire on May 28, 1998 (the date which is 24 months after the date on which the Registrant made its initial public offering). The Employment Agreements provide for the capacities in which the Contract Executives will serve as employees of the Registrant, their responsibilities, compensation, benefits and eligibility for stock options and restricted stock awards. The Employment Agreements also provide that in the event of termination of employment for reasons other than incapacity or death and without cause, the Registrant will continue to provide the Contract Executive's salary, bonus under the EPIC Plan and benefits until the termination of the Employment Agreement and for vesting and exercisability of all stock options as if employment had continued until such date.

          In addition, the Employment Agreement with Mr. Anker provides that if his employment terminates at the agreement's expiration for reasons other than death, incapacity or cause, he will be entitled to an early retirement benefit without adjustment for his age, outplacement benefits and executive financial planning benefits for calendar year 1998. In the event that Mr. Anker's employment terminates prior to the end of the contract period due to poor performance, he will be entitled to $285,000 payable in twenty-six equal biweekly installments. Similarly, should his employment terminate during the contract period due to his arrest or indictment for a possible criminal violation involving fraud or dishonesty, which is later dismissed or of which he is later acquitted, Mr. Anker will also be entitled to $285,000 payable in twenty-six equal biweekly installments. Mr Anker's Employment Agreement also contains provisions which protect the Registrant from competition by him and prevent him from seeking to effect a change of control of the Registrant or LNC for a period of three years after his employment terminates.

         Pursuant to the Employment Agreements, in 1997 Mr. Anker's base salary will be not less than $565,000; Mr. McCurley's will be not less than $385,000; Mr. Lawson's will be not less than $340,000; Mr. Gallogly's will be $303,000; and Mr. Stephenson's will be not less than $208,000. Subject to those minimums, each Contract Executive's base salary may be adjusted annually at the discretion of the Board of Directors of the Registrant. Contract Executives are also entitled to participate in and receive all benefits under any and all benefit programs maintained by the Registrant for executives at their levels, except for the severance plan.

         Each of the Contract Executives has agreed not to disclose or reveal any trade secrets or other confidential information related to the Registrant both during and after the term of his Employment Agreement. Each Contract Executive has also agreed that certain specified amounts payable under his Employment Agreement are subject to compliance with these and other provisions of the Employment Agreement.

         As a result of the decision announced March 26, 1997 to seek a buyer for 100% of the Registrant's Common Stock, it was decided that the Registrant would benefit from a program designed to retain certain key executives. Therefore, certain key executives (the "Key Executives"), including all of the Named Executives except Mr. McCurley, were offered and accepted employment contracts which embody a two part plan, including benefits which accrue upon a change of control and incentives for Key Executives to continue their employment with the Registrant. In some cases, there are two tiers of benefits, recognizing differing levels of contribution. In each case, participating Named Executives receive Tier 1 benefits.

         The change-in-control portion of the plan provides two categories of benefits. The first category accrues if there is an acquisition of 50% or more of the Registrant's Common Stock. It provides for immediate vesting of any unvested LNC restricted stock, unvested options for LNC stock and unvested restricted stock of the Registrant held by a Key Executive. Under the plan, any unvested options for Common Stock of the Registrant held by a Key Executive will be released upon a change-in-control and replaced with the Retention Incentive discussed below.

         The second category of change-in-control benefits accrues if there is an acquisition of 50% of the Registrant's Common Stock followed within 18 months by termination of the Key Executive's employment either (i) involuntarily (except for cause), or (ii) voluntarily for good reason. It provides for (a) immediate vesting of any accrued benefits under existing access benefit plans and payment of those benefits according to the terms of each plan, (b) payout of actual amounts due under incentive compensation plans, prorated to the end of the most recently completed quarter (c) outplacement services up to the greater of $25,000 or 20% of base salary, (d) continued coverage under welfare benefit plans for one year, (e) the Key Executive and his or her spouse will be eligible for retiree health insurance coverage if, at the time of the change-in-control, the executive meets certain age or service requirements and (f) excise tax gross up, if any such taxes are applicable. In addition, there are two tiers of severance benefits payable if they exceed the benefits available under the Registrant's regular severance pay plan: Tier 1, 100% of annual salary; or Tier 2, 50% of annual salary.

         The retention incentive portion of the plan provides the following benefits for continuing employment, or at involuntary termination (other than for cause) or voluntary termination for good reason. Six months after a change-in-control, each Key Executive will be paid the difference between $23 and the per share price paid by the buyer for each unvested option held at the time of the change-in-control. In addition, one year after a change-in-control Key Executives will receive either (a) Tier 1 -- 50% of annual salary plus an additional 25% of annual salary for each $1.00 by which the purchase price paid by the buyer exceeds $34 (with linear interpolation of amounts between each whole dollar); or (b) Tier 2 -- 25% of annual salary plus an additional 12.5% of annual salary for each $1.00 by which the purchase price paid by the buyer exceeds $34 (with linear interpolation of amounts between each whole dollar).

         Under the plan, all Key Executives must sign a general release. The retention incentive expires for all Key Executives if no change of control occurs before March 31, 1998. The change of control benefits expire for some Key Executives if no change of control occurs before March 31, 1998. For other Key Executives, including all participating Named Executives, these benefits continue and would be applicable to a later change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following chart sets forth certain information regarding the only person known to the Registrant to be the beneficial owner of more than five percent of any class of the Registrant's voting securities:

                                                         AMOUNT AND NATURE
                       NAME AND ADDRESS OF               OF BENEFICIAL                       PERCENT
TITLE OF CLASS           BENEFICIAL OWNER                  OWNERSHIP                         OF CLASS
--------------           ----------------                  ---------                         --------
 Common Stock          Lincoln National Corporation      50,000,000 shares --                  83.26%
                       200 East Berry Street             ownership is direct, giving
                       Fort Wayne, Indiana 46802         Lincoln National Corporation
                                                         the power to vote and sell or
                                                         otherwise dispose of the
                                                         shares held.

         The following chart sets forth certain information regarding the securities ownership of the directors and executive officers of the Registrant with respect to equity securities of the Registrant and LNC as of March 31, 1997:


                                         REGISTRANT COMMON
                                               STOCK                  TOTAL           LNC COMMON STOCK           TOTAL
                                     --------------------------     REGISTRANT    ------------------------        LNC
NAME OF BENEFICIAL OWNER OF           SHARES                          SHARES       SHARES                        SHARES
SECURITIES                            (1) (2)        UNITS (3)       AND UNITS     (1) (4)       UNITS (3)      AND UNITS
--------------------------           ----------      --------       ----------    ---------      --------      ----------
R. A. Anker                              1,065           -0-           1,065        156,814        48,739       205,553
J. T. Gallogly                          10,503             78         10,581         40,345         1,178        41,523
E. J. Goss                               5,000           -0-           5,000         40,085          -0-         40,085
W. J. Lawson                            26,701             54         26,755         30,443         6,200        36,643
F. C. McCurley                          20,546             46         20,592         79,308         1,122        80,430
S. J. Paris                              1,000            822          1,822           -0-           -0-           -0-
P. M. Parker-Sawyers                       200           -0-             200           -0-           -0-           -0-
W. E. Pike                               3,000           -0-           3,000           -0-           -0-           -0-
T. R. Stephenson                        17,275            846         18,121          9,719           391        10,110
M. O. Thompson                           1,500           -0-           1,500           -0-           -0-           -0-
R. C. Vaughan                            -0-             -0-            -0-          45,440        13,179        58,619
R. K. Young                             12,534          1,120         13,654          9,541             4         9,545
DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP - 20 PEOPLE        149,781          2,989        152,770        471,704        71,232       542,936
------------------------------------ -------------  ------------- --------------- ------------  ------------- -------------

(1) The amounts shown in these columns represent shares beneficially owned, but exclude the individuals' interest in "phantom shares" pursuant to various deferred compensation plans maintained by the Registrant and LNC. All of those interests are accounted for in participation units and are reported in the appropriate columns.

(2) These amounts represent less than 1% of the Registrant's Common Stock outstanding. Except as disclosed in the following chart, each of the individuals listed above has sole investment and voting power with respect to the shares beneficially owned:


                                                                           P. M.
                        J. T.        W. J.        F. C.         S. J.      Parker-     T. R.           M. O.         R. K.
                        Gallogly     Lawson       McCurley      Paris      Sawyers     Stephenson      Thompson      Young
                        --------     ------       --------      -----      -------     ----------      --------      -----
Shared voting and
investment power            300       12,000         2,000       1,000        200         4,000           1,500       2,500
                        --------     -------      --------      -----      -------     --------        --------      -----
Sole voting and no
investment power          6,522        8,695        10,520        -0-         -0-         5,109            -0-        4,867
                        --------     -------      --------      -----      -------     --------        --------      -----

(3) The amounts shown in these columns represent interests in "phantom shares" pursuant to various deferred compensation plans maintained by the Registrant and LNC. All of those interests are accounted for in participation units and are reported in the appropriate columns.

(4) These amounts represent less than 1% of LNC's common stock outstanding. Except as disclosed in the following chart, each of the individuals listed above has sole investment and voting power with respect to the shares beneficially owned:

                       R. A.       J. T.       E. J.     W. J.        F. C.        T. R.          R. C.        R. K.
                       Anker       Gallogly    Goss      Lawson       McCurley     Stephenson     Vaughan      Young
                       -----       --------    ----      ------       --------     ----------     -------      -----
Shared voting and
investment power       9,864       4,084       21,025     9,842         9,584      1,218          2,851        623
                       -----       -----       ------     -----         -----      ------         -----        ---
Sole voting and no
investment power         -0-       5,685          -0-       -0-         7,232        -0-          3,752        -0-
                       -----       -----       ------     -----         -----      ------         -----        ---

In addition, LNC has an issue of Preferred Stock outstanding, none of which is owned by any director or executive officer of the Registrant.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant engaged in no reportable transactions with any of its directors or executive officers. The following is a list of transactions involving more than $60,000 involving the registrant and LNC, the holder of more than 5% of the Registrant's Common Stock:

1. As part of the recapitalization which accompanied the initial public offering of the Registrant's Common Stock, LNC transferred all of the outstanding shares of American States Insurance Company ("ASI") to the Registrant in exchange for 50,000,000 shares of the Registrant's Common Stock. Concurrent with the transfer of the ASI stock, the Registrant assumed $100 million of debt owed by LNC (the "Assumed Debt") and issued a note for $200 million to LNC (the "Term Note").

         The Assumed Debt is governed by an assumption agreement which provides for the payment by the Registrant of the currently outstanding 7-1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992. LNC continues to be the primary obligor of this public debt; however, pursuant to the assumption agreement, the Registrant will make a $100 million principal payment on July 15, 1999 to repay the holders of the public debt. The assumption agreement also provides that interest at 7-1/8% is payable semi-annually by the Registrant.

         The Term Note is governed by a term note agreement and pays interest quarterly at a rate of 50 basis points over the rate on Treasury securities with a comparable maturity, adjusted annually on November 15 of each year. The interest rate on the Term Note is currently 6.7% and will remain at that level until the next annual adjustment in November, 1998. The Term Note will be payable in three equal principal payments due on August 15, 1997, 1998 and 1999. Pursuant to the provisions of the Term Note Agreement, the Registrant has the right to prepay the Term Note at any time. The term note agreement also contains covenants that, among other things, restrict the ability of the Registrant to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Registrant is the survivor and would not be in default.

2. The Registrant and its principal subsidiaries and Lincoln Investment Management Company ("LIM"), a subsidiary of LNC, have entered into Investment Management Agreements (the "Agreements") pursuant to which LIM provides investment advice and services in connection with the management of their respective portfolios. Pursuant to the Agreements, LIM receives an annual fee equal to 0.13 of 1% of the average assets under management. These fees are comparable to the fees which LIM charges its non-affiliated clients. The Agreements have an initial term of three years and termination after the initial term will then take effect upon 60 days notice by either party. The parties have agreed to indemnify each other against certain liabilities under the Agreements. LIM retains various subadvisors to manage portions of the portfolio. Some of these subadvisors are affiliates of LNC. Subadvisors charge fees for services ranging from 0.25 of 1% to 1% of average assets managed. During 1996, the Registrant paid $3.2 million pursuant to these agreements.

3. The Registrant and its subsidiaries are part of the LNC consolidated tax group for most federal income and Indiana corporate income tax purposes. Under a Tax Sharing Agreement with LNC effective as of January 1, 1996, the Registrant and its subsidiaries are treated as if they constituted a stand-alone consolidated group (the "Company Tax Group"). Generally, the terms of the Tax Sharing Agreement result in the Company Tax Group paying no more than it would have paid on a stand-alone basis, though it may be necessary to consider more than one taxable year when making that determination. Amounts owed by the Company Tax Group are paid to LNC pursuant to the Tax Sharing Agreement. In 1996 that amount was $31.4 million.

4. American States Life Insurance Company ("ASLIC") is a party to several reinsurance agreements with affiliated companies of LNC (the "Reinsurance Agreements"). The Reinsurance Agreements consist of indemnity coinsurance agreements, quota share reinsurance agreements and excess of loss reinsurance agreements. Indemnity coinsurance and quota share reinsurance agreements are contractual arrangements whereby the LNC affiliate, as reinsurer, assumes an agreed percentage of certain risks insured by ASLIC, as the ceding reinsurer, and shares premium revenues and losses in proportion to the percentage defined in the agreement. Reinsurance premiums paid by ASLIC to LNC affiliates under the Reinsurance Agreements during 1996 were $4.3 million and claims were $7.9 million.

5. The Registrant is currently a party to an agreement with LNC pursuant to which the Registrant and its subsidiaries receive, and will continue to receive, certain services provided by LNC and in turn pay to LNC its share of the cost of such services (the "Service Agreement"). These services include systems, strategic planning and management advice, financial services, legal services, accounting services, and assistance with employee benefits, information services, data processing, actuarial, marketing and human resources. Under the current Service Agreement, the Registrant incurred service fees of $7.0 million payable to LNC in 1996.

6.      An intercompany agreement between ASI and Linsco Reinsurance
Company, an LNC subsidiary ("Linsco"), exists for the supervision and administration by ASI of Linsco (the "Administration Agreement"). Linsco is a discontinued operation of LNC which is currently running off its existing book of business. Linsco had provided property and casualty reinsurance. Pursuant to the Administration Agreement, ASI manages Linsco's accounting, premium collection, claim handling, reinsurance and other functions. The Administration Agreement, however, prohibits ASI from obligating Linsco as an accepting reinsurer without LNC's prior approval. LNC paid ASI an annual fee of $.4 million in 1996 pursuant to the Administration Agreement, based on LNC's and ASI's annual estimates of costs incurred.

7. As part of the sale of LNC National Specialty Insurance Company ("LNSIC") in January, 1996, ASI assumed all of LNSIC's liabilities pursuant to a 100% Quota Share Reinsurance and Administration Agreement. On a statutory accounting principals basis, the value of the liabilities assumed was approximately $63.7 million and ASI received assets having an equivalent market value as consideration for its assumption of LNSIC's liabilities.

8. Pursuant to the lease of ASI's headquarters facility in Indianapolis, Indiana, LNC executed an irrevocable guaranty dated August 1, 1984 (the "Guaranty"), covering payment in full to a third-party lessor, The Connecticut Bank and Trust Company, National Association and F.W. Kawam, as Trustees, of all sums due and performance by ASI of all covenants and conditions under the lease. The sum total of future minimum lease payments through 2009 guaranteed by LNC under the Guaranty is in excess of $117.6 million.

         ASI owns a corporate bond issued by the acquiror of ASI's headquarters facility and two other properties when they were acquired from LNC in 1984. The properties were leased back to ASI and LNC by the third party acquiror as part of the transaction. This bond is a zero coupon, 15 year note due in August, 1999. The par value of the bond at maturity will be approximately $130 million. As of December 31, 1996, the market value of the bond was $108.4 million and the accreted value of the bond was $88.4 million. If the call or put option on the bond is not exercised in August, 1999, the term of the bond extends to August, 2009. The bond is secured by a second mortgage on the properties, a second assignment of lease and guaranty, and other collateral. The guaranty is a guaranty by LNC of the obligation of each lease.

9. The Registrant, through ASI, provides administrative processing services and insurance coverage to LNC in a number of coverage areas including: directors and officers liability, professional liability, commercial general liability, business automobile, worker's compensation, and surety bonds. For the most part, these policies are subject to retrospective adjustment based on actual loss experience, and as such, do not represent a significant potential for loss to the Registrant. The Registrant's services in this area are utilized by LNC primarily to track its actual claims history, to provide administrative support, and to reduce costs (i.e. avoidance of outside insurance brokers' commissions which may otherwise be payable). The net profits from this business are not material. LNC paid total premiums to the Registrant of $7.4 million in 1996.

         The Registrant also utilizes the services of LNC to purchase outside market insurance coverage for umbrella, liability, employee fidelity, directors and officers liability, professional liability, property, travel accident, fiduciary liability, and fidelity bonds. In total, the actual costs of such policies are allocated by various means, but typically by headcount, revenues or property values, and in any event expenses are billed at no profit to LNC. LNC also prefunds the Registrant's expected losses related to various deductibles under the employee fidelity and property policies. These costs are passed on to the Registrant at no profit to LNC. In 1996 ASI incurred total costs for these coverages and services payable to LNC of $2.8 million.

         There are no formal agreements for provision of any of the aforementioned services.

10.      Prior to the initial public offering of the Registrant's Common
Stock, LNC had established procedures that permitted affiliates to invest with or borrow from LNC to meet short-term cash management requirements. Investments held in the LNC short-term pool consist mainly of U.S. Treasury securities and higher grade commercial paper with aver age maturities of 30 to 60 days. Following the initial public offering, the Registrant and its subsidiaries no longer invested in or borrow funds from the short-term pool, having established a similar facility of their own. During 1996, the Registrant and its subsidiaries invested $572.2 million in the pool and received back all of such funds, plus an additional $37.9 million.

11. ASLIC has a software license agreement with an LNC affiliate for a life insurance underwriting system. Fees paid by ASLIC to the LNC affiliate under this agreement are on similar terms as to that which the LNC affiliate provides to third parties and totaled $.1 million in 1996. The software license is perpetual, unless terminated due to breach. The agreement continues until terminated by either party in writing with 90 days prior written notice.

12. The Registrant and LNC have agreed to indemnify each other against certain liabilities in connection with the initial public offering of the Registrant's Common Stock, including liabilities under the Securities Act. No liabilities subject to these agreements have arisen.

13. At the request of LNC, ASI provided a surety bond (the "Bond"), effective November 3, 1993, to enhance the issuance of a series of industrial revenue bonds ("IRBs") having the Industrial Development Authority of the City of Clayton, Missouri as obligor and Mercantile Bank of St. Louis, N.A. as obligee. The IRBs were issued in 1983 to finance the construction of an office building by a joint venture of which LNC was a party. LNC's contribution to the joint venture was to provide a guaranty on the IRBs. After a sale and leaseback of the real property underlying the office complex to a third party and a subsequent default on the lease, the joint venture gave the improvements to the third party in full satisfaction of the lease and then dissolved. In 1993, the third party approached LNC, which still remained as guarantor on the IRBs, about refinancing the IRBs at a lower interest rate. To accomplish this refinancing, LNC requested the ASI to provide the Bond since, under applicable statutes, LNC could no longer remain a guarantor since it no longer had an equity interest in the property.

         Claims against the Bond are limited solely to losses associated with the underlying IRBs. The IRBs had an original principal amount of $8.6 million and are composed of a combination of serial and term bonds having a final maturity of May 1, 2008. As of December 31, 1996, the outstanding principal balance of the IRBs was approximately $8.4 million. Management does not expect any claims against the Bond, although no assurances to that effect are given. LNC fully indemnifies ASI for any losses. LIM pays ASI $4,300 per year for providing the Bond.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AMERICAN STATES FINANCIAL CORPORATION
                                                    (Registrant)


Date: April 30, 1997                           /s/ Thomas M. Ober
                                       ----------------------------------------
                                                    (Signature)
                                            Thomas M. Ober, Secretary