Form 10-Q
period 1997-03-31
AMERICAN STATES FINANCIAL CORP
filed 1997-05-15
CIK 1010787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Shares of common stock outstanding as of May 6, 1996:  60,050,515

The exhibit index to this report is located on page 18.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,   December, 31
                                                                              1997          1996
                                                                           ----------    ----------
                                                                            (Dollars in Thousands)

ASSETS
Investments:
  Securities available-for-sale at fair value:
    Fixed maturity (amortized cost: 1997 - $3,578,395; 1996 - $3,579,807)  $3,689,243    $3,763,880
    Equity (cost: 1997 - $361,404; $1996 - $362,720)                          427,766       435,137
  Mortgage loans                                                               22,609        32,293
  Short-term investments                                                       75,486        73,276
  Other invested assets                                                        38,985        37,986
                                                                           ----------    ----------
     Total investments                                                      4,254,089     4,342,572

Cash                                                                           15,797        13,610
Premium receivable                                                            447,865       413,444
Deferred policy acquisition costs                                             210,021       202,233
Properties to be sold                                                          30,671        30,633
Property and equipment                                                         31,902        31,143
Accrued investment income                                                      58,598        64,602
Deferred federal income taxes recoverable                                     154,863       128,742
Cost in excess of net assets of acquired subsidiaries                          96,918        97,772
Ceded reinsurance on claims and claims expense reserves                       178,252       179,445
Miscellaneous                                                                  35,279        36,887
                                                                           ----------    ----------
     Total assets                                                          $5,514,255    $5,541,083
                                                                           ==========    ==========


                            (continued on next page)


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                        March 31,   December, 31
                                                                                           1997         1996
                                                                                        ----------    ----------
                                                                                         (Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Losses, loss adjustment expense and future policy benefits                            $2,862,150    $2,868,348
  Unearned premiums                                                                        728,197       711,955
                                                                                        ----------    ----------
      Total policy liabilities and accruals                                              3,590,347     3,580,303

Commissions and other expenses                                                              99,708       120,872
Current federal income taxes payable                                                        15,752         5,303
Outstanding checks                                                                          56,906        69,901
Short-term debt due LNC                                                                     66,667        66,667
Notes payable                                                                               99,559        99,511
Debt due LNC                                                                               133,333       133,333
Other liabilities                                                                          124,035       129,154
                                                                                        ----------    ----------
      Total liabilities                                                                  4,186,307     4,205,044

Shareholders' equity:
  Common stock, no par value: 195,000,000 shares authorized, shares issued
    and outstanding: 1997 and 1996 - 60,050,515                                            304,493       304,493
  Net unrealized gain on securities available-for-sale                                     114,129       163,647
  Retained earnings                                                                        909,326       867,899
                                                                                        ----------    ----------
      Total shareholders' equity                                                         1,327,948     1,336,039
                                                                                        ----------    ----------
      Total liabilities and shareholders' equity                                        $5,514,255    $5,541,083
                                                                                        ==========    ==========



See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended
                                                 March 31,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
                                           (Dollars in Thousands,
                                           Except Per Share Data)

Revenue:
  Premiums and other revenue              $  423,276   $  423,994
  Net investment income                       66,478       68,333
  Realized gain on investments                 9,687       21,096
  Gain on operating properties                 2,463            -
                                          ----------   ----------
     Total revenue                           501,904      513,423

Benefits and expenses:
  Benefits and settlement expenses           297,541      323,563
  Commissions                                 69,105       71,872
  Operating and administrative expenses       52,011       51,173
  Taxes, licenses and fees                    10,737       11,918
  Interest on debt                             5,165            -
                                          ----------   ----------
     Total benefits and expenses             434,559      458,526

     Income before federal income taxes       67,345       54,897

Federal income taxes (credit):
  Current                                     12,775       15,931
  Deferred                                       543       (7,947)
                                          ----------   ----------
     Total federal income taxes               13,318        7,984
                                          ----------   ----------
     Net income                           $   54,027   $   46,913
                                          ==========   ==========

Net income per share                      $      .90   $      .94
                                          ==========   ==========

Weighted average shares outstanding       60,050,515   50,000,000
                                          ==========   ==========




See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                      1997         1996
                                                                   ----------   ----------
                                                                    (Dollars in Thousands)
Common stock:
  Balance at beginning and end of period                           $  304,493   $  387,547

Net unrealized gain (loss) on securities available-for-sale:
  Balance at beginning of period                                      163,647      211,767
    Change during the period                                          (49,518)     (61,926)
                                                                   ----------   ----------
       Balance at end of period                                       114,129      149,841

Retained earnings:
  Balance at beginning of period                                      867,899    1,069,393
    Dividends paid to LNC prior to public offering                          -      (46,000)
    Dividends declared and paid on Common Stock ($.21 per share)      (12,600)           -
    Net income                                                         54,027       46,913
                                                                   ----------   ----------
       Balance at end of period                                       909,326    1,070,306
                                                                   ----------   ----------
       Total shareholders' equity                                  $1,327,948   $1,607,694
                                                                   ==========   ==========



See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended
                                                                            March 31,
                                                                      ---------------------
                                                                        1997         1996
                                                                      --------     --------
                                                                      (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 54,027     $ 46,913
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
   Deferred policy acquisition costs                                    (4,688)        (973)
   Premiums and fees in course of collection                           (34,421)     (10,917)
   Accrual of discount on investments                                   (4,747)      (5,431)
   Amortization of premium on investments                                1,039        1,478
   Accrued investment income                                             6,004        7,581
   Policy liabilities and accruals                                       1,942       90,209
   Federal income taxes                                                 10,991        2,115
   Provisions for depreciation                                           1,853        1,917
   Gain on sale of investments                                          (9,687)     (21,095)
   Gain on operating properties                                         (2,463)          -
   Ceded reinsurance on claims and claims expense reserves               1,193      (40,250)
   Other                                                               (34,487)      (5,701)
                                                                      --------     --------
      Net adjustments                                                  (67,471)      18,933
                                                                      --------     --------
      Net cash provided by (used in) operating activities              (13,444)      65,846

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale:
      Purchase of investments                                         (152,448)    (372,983)
      Sales of investments                                             161,305      339,239
      Maturities and redemptions                                         7,660        7,156
   Purchase of mortgage loans and other investments                     (2,172)      (3,714)
   Sale or maturity of mortgage loans and other investments             10,240        1,427
   Net increase in short-term investments                               (2,211)      (7,880)
   Net purchase of property and equipment                                 (187)      (1,760)
   Other                                                                (2,058)       5,350
                                                                      --------     --------
      Net cash provided by (used in) investing activities               20,129      (33,165)

CASH FLOWS FROM FINANCING ACTIVITIES
   Universal life investment contract deposits                          11,917       12,222
   Universal life investment contract withdrawals                       (3,815)      (2,907)
   Dividends paid                                                      (12,600)     (46,000)
                                                                      --------     --------
      Net cash used in financing activities                             (4,498)     (36,685)
                                                                      --------     --------
      Net increase (decrease) in cash                                    2,187       (4,004)
Cash at beginning of period                                             13,610       12,708
                                                                      --------     --------
Cash at end of period                                                 $ 15,797     $  8,704
                                                                      ========     ========


See accompanying notes to consolidated financial statements.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the American States Financial Corporation Form 10-K dated February 26, 1997. Unless the context otherwise indicates; (i) the "Company" refers to American States Financial Corporation and its wholly-owned, consolidated subsidiaries; (ii) "ASI" refers to American States Insurance Company, the Company's sole direct wholly-owned subsidiary, and its consolidated subsidiaries; and (iii) the "Subsidiaries" refer to the direct and indirect subsidiaries of the Company, which include ASI and its subsidiaries. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

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

     The 50,000,000 shares held by LNC are "restricted shares" as defined by Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Such shares may not be resold in the absence of registration under the Securities Act or exemptions from such registration, including, among others, the exemption provided by Rule 144 under the Securities Act. As an affiliate of the Company, LNC is subject to certain volume restrictions on the sale of shares of the Company's common stock.

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

     The consolidated financial statements as of and for the three months ended March 31, 1997 and 1996, are unaudited. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior periods were reclassified to conform to the 1997 presentation. Net income and shareholders' equity have not been affected by these reclassifications.

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

2.   CHANGE IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share which the Company will adopt in the fourth quarter of 1997. Earlier adoption is not permitted. In accordance with FAS 128, the Company will present "basic" and "diluted" earnings per share on the face of the income statement regardless of the difference between the two calculations. When calculating the diluted earnings per share, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price. Using the terms of FAS 128, the basic and diluted earnings per share for the first three months of 1997 would be 90 cents. The basic and diluted earnings per share for the first three months of 1996 would be 94 cents.

3.   FEDERAL INCOME TAXES

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

4.   NOTES PAYABLE AND DEBT DUE LNC

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

     The Term Note will pay interest quarterly at a rate of 50 basis points over the rate on three year Treasury Notes through and including November 14, 1997, 50 basis points over the rate on two year Treasury Notes from November 15, 1997 through and including November 14, 1998 and 50 basis points over the rate on one-year Treasury Bills from November 15, 1998 through the maturity date. The current rate on the Term Note is 6.7%. The Term Note will be payable in three equal principal payments due on August 15, 1997, 1998 and 1999. Pursuant to the provisions on the Term Note, the Company will have the right to prepay the Term Note at any time. The Term Note also contains covenants that will, among other things, (i) require the Company to maintain certain levels of adjusted consolidated net worth (as defined in the Term
Note), and (ii) restrict the ability of the Company to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Company is the survivor and would not be in default.

             AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   NOTES PAYABLE AND DEBT DUE LNC (Continued)

     On May 29, 1996, the Company entered into a revolving credit agreement in which the Company may borrow and repay amounts up to a maximum of $200 million (the "Line of Credit"). Borrowings using the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at March 31, 1997.

5.   CONTINGENCIES

     On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case brought in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated a number of civil rights laws (including, without limitation, the Fair Housing Act). The plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. This action seeks injunction relief, unspecified compensatory damages, punitive damages and attorney's fees. In response to motions filed by the defendants, the court dismissed the conspiracy count by Order dated October 2, 1996 but has required that the defendants answer the remaining counts. Discovery related to class certification issues has been completed and briefing is under way. Management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to vigorously defend this action.

     On August 29, 1996, the first of two actions were brought in Missouri state courts alleging that underinsured motorist insurance coverage sold in that state by three of the Company's property and casualty insurance subsidiaries constitutes "phantom coverage" when sold at limits equal to the State's financial responsibility requirements. In both actions, the plaintiffs seek to represent themselves and a putative class of similarly situated persons in the State of Missouri. The actions seek both compensatory and punitive damages based upon a number of legal theories, including, without limitation, breach of fiduciary duty, negligence, breach of contract, unjust enrichment and misrepresentation. A motion to consolidate the two cases has been filed but not yet ruled upon. Discovery has begun. Management does not believe, based upon current information, that the allegations have merit and it therefore intends to defend these actions vigorously.

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

RESULTS OF OPERATION

     The discussion which follows compares the results of the first quarter ended March 31, 1997 to the first quarter ended March 31, 1996:

CONSOLIDATED
     The Company's revenues decreased 2.2% or $11.5 million to $501.9 million in the first quarter of 1997 from $513.4 million in the first quarter of 1996. Net premiums earned and other revenue decreased 0.2% or $.7 million to $423.3 million in the first quarter of 1997 from $424.0 million in the first quarter of 1996. Net investment income decreased 2.6% or $1.8 million to $66.5 million in the first quarter of 1997 from $68.3 million in the first quarter of 1996. Realized gains on investments decreased $11.4 million to $9.7 million in the first quarter of 1997 from $21.1 million in the first quarter of 1996.

     Benefits and settlement expenses decreased 8.0% or $26.1 million to $297.5 million in the first quarter of 1997 from $323.6 million in the first quarter of 1996. Commissions decreased 3.9% or $2.8 million to $69.1 million in the first quarter of 1997 from $71.9 million in the first quarter of 1996. Operating and administrative expenses increased 1.6% or $0.8 million to $52.0 million in the first quarter of 1997 from $51.2 million in the first quarter of 1996. The company incurred interest on debt of $5.2 million in the first quarter of 1997 from the Assumed Debt and Term Note.

     Net income for the first quarter of 1997 was $54.0 million or 90 cents per share compared to $46.9 million or 94 cents per share for the first quarter of 1996. Excluding realized gain on investments, the Company earned $46.2 million or 77 cents per share for the first quarter of 1997 compared to $33.3 million or 67 cents per share for the first quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the quarters ended March 31, 1997 and 1996. All ratios are computed using data reported in accordance with statutory accounting principles ("SAP").


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
                                                  (Dollars in Millions)

Net premiums written                               $ 422.8    $ 405.7

Net premiums earned and other revenue              $ 408.7    $ 409.5
Losses and loss adjustment expense                   284.8      311.0
Other costs and expenses                             126.4      129.3
                                                   -------    -------
      Underwriting loss                               (2.5)     (30.8)
Net investment income                                 57.1       59.8
Realized gain on investments                           9.8       21.1
Gain on operating properties                           2.5          -
Federal income tax expense                            13.2        6.3
                                                   -------    -------
      Net income                                   $  53.7    $  43.8
                                                   =======    =======

Loss ratio                                            58.8%      64.9%
Loss adjustment expense ratio                         11.2       11.4
Underwriting expense ratio                            30.5       31.7
Policyholder dividend ratio                             .4         .2
      Combined ratio                                 100.8%     108.3%



Net Premiums Written

     Net premiums written increased 4.2% or $17.1 million to $422.8 million in the first quarter of 1997 from $405.7 million in the first quarter of 1996.
The increase in net premiums written can be attributed to the Company's various growth initiatives working as anticipated as well as market acceptance of the Company's realignment initiative. Net premiums written within the Company's eight core states increased 7.6% or $15.0 million in the first quarter of 1997 compared to the first quarter of 1996. The eight core states include Illinois, Washington, Indiana, Missouri, Ohio, Michigan, Kansas and Oregon. Excluding the states of California and Florida, states in which the Company has planned a reduction in exposure, net premiums written increased 5.7% or $20.7 million in the first quarter of 1997 compared to the first quarter of 1996.

     Net premiums written for commercial lines products (excluding reinsurance in run-off) increased 2.7% or $6.6 million to $247.8 million in the first quarter of 1997 from $241.2 million in the first quarter of 1996. Increases in businessowners, commercial multi-peril and commercial automobile lines were offset in part by decreases in workers' compensation and general liability lines. Net premiums written for personal lines products increased 6.5% or $10.7 million to $174.9 million in the first quarter of 1997 from $164.2 million in the first quarter of 1996. Substantially all of the personal lines growth was in private passenger auto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Net Premiums Earned and Other Revenue

     Net premiums earned and other revenue (primarily finance and service fees) decreased 0.2% or $0.8 million to $408.7 million in the first quarter of 1997 from $409.5 million in the first quarter of 1996.

Losses and  Loss Adjustment Expense ("LAE")

     Losses and LAE decreased 8.4% or $26.2 million to $284.8 million in the first quarter of 1997 from $311.0 million in the first quarter of 1996. The SAP loss ratio for the first quarter of 1997 was 58.8% compared to 64.9% for the first quarter of 1996. The 6.1 point decrease in the quarter was primarily due to a decrease in natural peril losses. The Company incurred heavy storm losses of $42.8 million in the first quarter of 1996 compared to storm losses of $22.8 million in the first quarter of 1997. The storm losses incurred in the first quarter of 1997 are in line with historic norms.

     The SAP LAE ratio declined slightly to 11.2% in the first quarter of 1997 from 11.4% for the first quarter of 1997.

Other Costs and Expenses

     Other costs and expenses decreased 2.2% or $2.9 million to $126.4 million in the first quarter of 1997 from $129.3 million in the first quarter of 1996. The realignment of field offices and implementation of internal cost controls, announced in the fourth quarter of 1995, continues to produce expense savings which are in line with expectations. The SAP underwriting expense ratio decreased by 1.2 points to 30.5%.

Combined Ratio

     The SAP combined ratio, after policyholder dividends, was 100.8% and 108.3% for the first quarter of 1997 and 1996, respectively. The decrease in the SAP combined ratio is primarily due to a decrease in natural peril losses.

Net Investment Income

     Net investment income decreased 4.5% or $2.7 million to $57.1 million in the first quarter of 1997 from $59.8 million in the first quarter of 1996. This decrease is due primarily to a decline in total average invested assets. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.4% and 6.5% for the first quarters of 1997 and 1996, respectively.

Federal Income Tax Expense

     Federal income tax expense was $13.2 million for the first quarter of 1997 compared to $6.3 million for the first quarter of 1996. The increase in expense is due primarily to improved underwriting results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the quarters ended March 31, 1997 and 1996.


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
                                                     (Dollars in Millions)

Account values - Universal life and Annuities        $   346.7    $   323.0
Life insurance in-force                               15,195.2     15,543.2
Invested assets (at amortized cost)                      470.4        448.5

Policy income                                        $    14.6    $    14.5
Benefits and expenses                                     17.9         18.2
Net investment income                                      8.8          8.6
Realized loss on investments                               (.2)         (.1)
Federal income tax expense                                 1.9          1.7
                                                     ---------    ---------
      Net income                                     $     3.4    $     3.1
                                                     =========    =========


     Policy income increased 0.7% or $0.1 million to $14.6 million in the first quarter of 1997 from $14.5 million in the first quarter of 1996. Account values at March 31, 1997 increased by 7.3% from March 31, 1996. Net investment income increased 2.3% in the first quarter of 1997 compared to the first quarter of 1996. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 7.5% and 7.8% for the first quarters of 1997 and 1996, respectively. Net income for the first quarter of 1997 was $3.4 million compared to $3.1 million for the first quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funds available to the Company and its Subsidiaries are premiums, investment income and proceeds from the sale or maturity of invested assets. Such funds are used principally for the payment of claims, operating expenses, commissions, dividends, debt service and the purchase of investments. Cash outflows can be variable because of the potential for large losses either individually or in the aggregate. Accordingly, the Company maintains investment programs generally intended to provide adequate funds to pay claims without the forced sale of investments. Finally, as noted below, the Company has a $200 million Line of Credit to augment its available liquidity.

Invested Assets

     Since a substantial portion of the Company's revenues are generated from its invested assets, the performance, quality and liquidity of its investment portfolio materially effects the Company's financial condition and results of operations. The Company pursues a total return investment strategy which seeks an attractive level of current income combined with long-term capital appreciation. The following table details, at carrying value, the distribution of the Company's investment portfolio at March 31, 1997 (dollars in millions):


Fixed maturity securities:
    Tax-exempt municipal                                  $2,077.6    48.8%
    US government                                            185.6     4.4
    Mortgage-backed and asset-backed                         291.6     6.9
    Corporate and other                                    1,063.1    25.0
    Redeemable preferred stock                                71.3     1.7
Equities:
    Perpetual preferred stock                                186.7     4.4
    Common stock                                             241.1     5.7
Mortgage loans                                                22.6      .5
Short-term investments                                        75.5     1.7
Other                                                         39.0      .9
                                                          --------   -----
    Total                                                 $4,254.1   100.0%
                                                          ========   =====


     The total investment portfolio decreased $88.5 million in the first three months of 1997. This decrease is primarily due to a decrease in unrealized gains on securities available-for-sale.

     The Company attempts to minimize the risk of loss due to default by the
borrower by maintaining a quality investment portfolio.   As of March 31, 1997,
approximately 88% of the Company's bond portfolio is rated "A" or higher, or was a U.S. government obligation, and only $34.0 million, or .9% of the carrying value of the bond portfolio, was rated below investment grade (Ba and below). Ratings are based on the ratings, if any, assigned by Moody's and/or Standard & Poors. If ratings were split, the rating used is generally the higher of the two. Approximately $258.6 million of securities are private placements for which ratings have been assigned by the Company based generally on equivalent ratings supplied by the National Association of Insurance Commissioners.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Provided by (Used in) Operations

     Net cash used in operating activities was $13.4 million for the first three months of 1997 compared to net cash provided by operating activities of $65.8 million for the first three months of 1996. The decrease in cash provided by operating activities is primarily due to (i) the Company received $61.5 million in conjunction with a settlement of policy liabilities assumed during the first quarter of 1996, (ii) the Company, which is on a bi-weekly pay cycle, paid an additional $10.0 million payroll during the first quarter of 1997, and (iii) the Company paid $7.0 million in debt service during the first quarter of 1997.

Notes Payable and Debt due LNC

     As disclosed in Note 4 to the Notes to Consolidated Financial Statements, in the second quarter of 1996 the Company assumed $100 million of Assumed Debt and issued a $200 million Term Note. The Company is obligated to make minimum principal repayments totaling $66.7 million in 1997 and 1998, and $166.7 million in 1999. In addition, the Company is obligated to make interest payments on this debt. Interest is payable on outstanding principle at a rate of 7 1/8% per annum on the Assumed Debt, and at a variable rate (generally 50 basis points over three, two and one year U.S. Treasury obligations) on the Term Note. The current rate on the Term Note is approximately 6.7%.

Line of Credit

     On May 29, 1996, the Company entered the Line of Credit with third party financial institutions under which the Company may borrow and repay amounts up to a maximum of $200 million. Borrowings under the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. The Company will use borrowings under the Line of Credit to assist in funding short-term cash management requirements. No debt was outstanding using this agreement at March 31, 1997.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the Notes to Consolidated Financial Statements - Contingencies regarding pending and threatened litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.

   10.9 (1) Amendment to Section 4.1 of American States Financial Corporation Employees' Savings and Profit Sharing Plan


   10.26 Lincoln National Intercompany Agreement, dated January 1, 1997 between American States Insurance Company and Lincoln National Corporation and its subsidiaries

   11       Computations of Earnings Per Share

   27       Financial Data Schedule

b) Reports on Form 8-K.

   The Registrant filed a Form 8-K Current Report, dated March 27, 1997, pertaining to the Registrant exploring a range of strategic options, including the potential sale of 100 percent of the Company.

                                SIGNATURE PAGE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   American States Financial Corporation


                   by: /s/ Thomas M. Ober
                       --------------------
                       Thomas M. Ober
                       Vice President,  Secretary and General Counsel

                       /s/ Thomas R. Kaehr
                       --------------------
                       Thomas R. Kaehr
                       Vice President and Chief Accounting Officer




Date: May 14, 1997
      ------------

                     AMERICAN STATES FINANCIAL CORPORATION
                   Exhibit Index for the Report on Form 10-Q
                      for the Quarter Ended March 31, 1997


Exhibit                                                             Page
Number    Description                                              Number
-------   -----------                                              ------

10.9 (1)  Amendment to Section 4.1 of American
          States Financial Corporation Employees'
          Savings and Profit Sharing Plan                            19

10.26     Lincoln National Intercompany Agreement, dated             20
          January 1, 1997 between American States Insurance
          Company and Lincoln National Corporation and its subsidiaries and affiliates.

11        Computations of Earnings Per Share                         26

27        Financial Data Schedule                                    27