Form 10-K/A
period 1996-12-31
AMERICAN STATES FINANCIAL CORP
filed 1997-08-11
CIK 1010787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                (AMENDMENT NO.2)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1996
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



          Securities registered pursuant to Section 12(b) of the Act:



                                           Name of each exchange
              Title of each class           on which registered
              -------------------          ----------------------
           Common Stock, No Par Value    New York Stock Exchange, Inc.



Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

Aggregate market value of Common Stock held by nonaffiliates (computed as of January 31, 1997): $265,082,333

Shares of Common Stock outstanding as of January 31, 1997:  60,050,515

DOCUMENTS INCORPORATED BY REFERENCE:  None

The exhibit index to this report is located on page 70 of Form 10-K filed by the registrant for the fiscal year ended December 31, 1996.

ITEM 1. BUSINESS




GENERAL DEVELOPMENT



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


     For a description of recent developments affecting the business of ASFC, see Item 7, "Management 's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," below.


GENERAL DESCRIPTION


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

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES


     The Company is required by applicable insurance laws and regulations, as well as GAAP accounting, to maintain reserves for payment of losses and loss adjustment expenses ("LAE") for claims, both reported and incurred but not reported ("IBNR"), arising from the policies issued. These laws and regulations, as well as GAAP accounting, require that provision be made for the ultimate cost of claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what the Company expects to be the cost of the ultimate settlement and administration of such claims based upon facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. The estimation of ultimate liability for losses and LAE is an inherently uncertain process and does not represent an exact calculation of
that liability.   The Company's reserving policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process.


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


     Each quarter, the Company's actuaries compute its estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. Such reserves are also considered annually by the Company's independent auditors in connection with their audit of the Company's financial statements. However, because the establishment of loss reserves is an inherently uncertain process, there can be no assurance that ultimate losses will not exceed the Company's loss reserves. As required by insurance regulatory authorities, the Company submits to the various jurisdictions in which it is licensed a statement of opinion by its appointed actuary concerning the adequacy of the statutory reserves.



     The primary actuarial projection techniques utilized by the Company are the "reported loss development method" and the "paid loss development method." These methods involve projecting reported losses to ultimate levels based on either historical loss reporting or historical loss payment patterns. Loss-based methods are considered most appropriate for the product lines primarily written by the Company. These methods are supplemented, when appropriate, by premium-based techniques utilizing estimated loss ratios and earned premiums. As part of the process, the Company's actuaries review historical data and anticipate the impact of various factors such as legislative enactment's and judicial decisions which may affect future claim settlements. Such factors include the increasing propensity of juries to return large damage awards, changes in political attitudes that may affect the tendency of legislators and judges to impose liability for certain types of losses, and trends in general economic conditions, including the effects of inflation. Adjustments are also made to take into account changes in the volume of business written, claim frequency and severity, the mix of business, changes in the claim settlement process and other factors which can be expected to affect the Company's liability for losses. This process assumes that past experience, adjusted for the effects of current and anticipated trends, is an appropriate basis for predicting future events. Other techniques utilized include (i) utilization of industry loss exposure estimates coupled with the Company's estimated industry market share, and (ii) the occasional use of outside consultants to confirm the Company's estimate for specific loss exposures (see later discussion concerning construction defect exposure and reinsurance in run-off).


     The following table provides a reconciliation of the Company's property and casualty losses and LAE reserve balances for the years indicated.

                                                                                                       Year Ended December 31,
                                                                                                     ----------------------------
                                                                                                       1996      1995      1994
                                                                                                     --------  --------  --------
                                                                                                        (Dollars in Millions)


Balance as of January 1, net of related reinsurance recoveries........................              $2,294.5  $2,377.2  $2,458.4
Add:
    Provision for losses and LAE occurring in the current year,
        net of reinsurance............................................................               1,245.6   1,233.6   1,318.2
    Increase/(decrease) in estimated losses and LAE occurring
        in prior years, net of reinsurance............................................                 (45.7)    (39.9)    (92.0)
                                                                                                    --------  --------  --------
    Incurred losses and LAE during the current year,
        net of reinsurance............................................................               1,199.9   1,193.7   1,226.2
Deduct:
    Losses and LAE payments for claims, net of reinsurance,
        occurring during:
        Current year..................................................................                 654.0     613.5     617.4
        Prior years...................................................................                 578.7     662.9     690.0
                                                                                                    --------  --------  --------
             Total....................................................................               1,232.7   1,276.4   1,307.4
                                                                                                    --------  --------  --------

Balance as of December 31, net of related reinsurance recoveries....      2,261.7   2,294.5   2,377.2
Reinsurance recoverables on losses and LAE at end of year...........        164.4     120.1     119.5
                                                                         --------  --------  --------
Reserves for losses and LAE, gross of related reinsurance
    recoverables, at end of year....................................     $2,426.1  $2,414.6  $2,496.7
                                                                         ========  ========  ========


     The liability for property and casualty losses and LAE included in the preceding table is determined on a basis prescribed by generally accepted accounting principles ("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:

                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                             ------------------------
                                                                                                1996         1995
                                                                                             -----------  -----------
                                                                                             (Dollars in Millions)

Liability reported to state insurance regulators......................................         $2,298.8     $2,331.6
Increase (decrease) related to:
    Estimated salvage and subrogation recoveries......................................            (37.1)       (37.1)
    Amount recoverable from reinsurers................................................            164.4        120.1
                                                                                             -----------  -----------
        Liability reported on a GAAP basis............................................         $2,426.1     $2,414.6
                                                                                             ===========  ===========




     The following table shows the development of the reserves for unpaid losses and LAE, net of reinsurance, from 1986 through 1996 for the Company's property and casualty subsidiaries on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts of losses and LAE for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative total redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. Company management believes that overall loss and LAE reserves as of December 31, 1996 make an adequate and reasonable provision for loss and LAE expense, with these reserves having been determined based upon conservative actuarial techniques
consistently applied.   The Company's reserving philosophy seeks to maintain
reserves that will provide for the ultimate incurred loss amount. Nonetheless, the conditions and trends which have affected the development of these liabilities in the past may not necessarily recur in the future and it would not, therefore, be appropriate to use this cumulative history to project future performance:

                                                                     Year Ended December 31,
           ------------------------------------------------------------------------------------------------------------------------
              1986       1987        1988        1989         1990        1991      1992      1993      1994      1995      1996
                                                                (Dollars in Millions)

Liability for unpaid losses and LAE, net of reinsurance recoverable:
           $1,257.6    $1,395.8    $1,643.9     $1,890.7     $2,148.6     $2,370.3  $2,538.5  $2,458.4 $2,377.2  $2,294.5  $2,261.7

Cumulative amount of liability paid through: (First column represents number of years later)
 1            477.0       509.5       606.0        710.3        777.7        779.7     800.6     690.0    662.9     578.7
 2            727.1       785.2       937.0      1,096.2      1,183.1      1,230.8   1,225.1   1,094.3    996.8
 3            887.6       931.0     1,152.6      1,321.7      1,453.7      1,495.6   1,501.6   1,322.7
 4            971.6     1,052.4     1,272.2      1,479.7      1,617.9      1,685.4   1,663.6
 5          1,046.3     1,124.7     1,361.9      1,580.1      1,740.6      1,807.5
 6          1,095.7     1,180.3     1,422.1      1,659.9      1,828.1
 7          1,134.3     1,219.8     1,471.4      1,716.6
 8          1,164.1     1,253.5     1,509.8
 9          1,190.4     1,282.9
 10         1,214.1

Liability re-estimated as of:  (First column represents number of years later)
 1          1,189.2     1,335.6     1,608.7      1,900.9      2,153.4      2,397.9   2,490.4   2,366.4  2,337.3   2,248.8
 2          1,205.9     1,328.7     1,635.5      1,924.6      2,195.5      2,407.0   2,458.0   2,399.5  2,342.7
 3          1,227.9     1,354.6     1,651.4      1,969.1      2,247.7      2,402.5   2,534.3   2,454.6
 4          1,259.6     1,375.3     1,685.6      2,028.9      2,265.3      2,505.3   2,618.1
 5          1,285.2     1,420.9     1,764.7      2,052.7      2,373.5      2,603.1
 6          1,326.6     1,507.0     1,779.4      2,159.3      2,472.5
 7          1,410.9     1,515.1     1,871.8      2,237.8
 8          1,417.4     1,604.7     1,935.6
 9          1,507.1     1,655.0
 10         1,543.0

Cumulative total redundancy (deficiency) (1)
           $ (285.4)   $ (259.2)   $ (291.7)    $ (347.1)    $ (323.9)    $ (232.8) $  (79.6) $    3.8 $   34.5  $   45.7
           ========    ========    ========     ========     ========     ========  ========  ======== ========  ========

Change in cumulative total redundancy (deficiency)
                       $   26.2    $  (32.5)    $  (55.4)    $   23.2     $   91.1  $  153.2  $   83.4 $   30.7  $   11.2  $  (45.7)

Net reserve - December 31                                                                              $2,377.2  $2,294.5  $2,261.7
 Reinsurance recoverables                                                                                 119.5     120.1     164.4
                                                                                                       --------  --------  --------
Gross reserve, December 31                                                                             $2,496.7  $2,414.6  $2,426.1
                                                                                                       ========  ========  ========

Cumulative redundancy (deficiency):
Personal and Commercial lines
           $  (48.5)   $  (36.2)   $  (75.8)    $  (99.6)    $  (87.1)    $  (12.1) $   78.5  $  126.5 $  129.5  $   71.9
Reinsurance business in run-off
             (236.9)     (223.0)     (215.9)      (247.5)      (236.8)      (220.7)   (158.1)   (122.7)   (95.0)    (26.2)
            -------     -------     -------      -------      -------     --------    ------    ------    -----     -----
Total      $ (285.4)   $ (259.2)   $ (291.7)    $ (347.1)    $ (323.9)    $ (232.8) $  (79.6) $    3.8 $   34.5  $   45.7
           ========    ========    ========     ========     ========     ========  ========  ======== ========  ========

Change in cumulative redundancy (deficiency):
     Personal and Commercial lines
                       $   12.3    $  (39.6)    $  (23.8)    $   12.5     $   75.0  $   90.6  $   48.0 $    3.0  $  (57.6) $  (71.9)
Reinsurance business in run-off
                           13.9         7.1        (31.6)        10.7         16.1      62.6      35.4     27.7      68.8      26.2
                          -----     -------      -------        -----        -----    ------     -----    -----     -----   -------
Total
                       $   26.2    $  (32.5)    $  (55.4)    $   23.2     $   91.1  $  153.2  $   83.4 $   30.7  $   11.2  $  (45.7)
                       ========    ========     ========     ========     ========  ========  ======== ========  ========  ========

______________________________
(1) The cumulative deficiency in reserves for the years 1986-1992 is primarily attributable to environmental and asbestos claims incurred under assumed reinsurance.

     The following table is derived from the preceding table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1996. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s). At the end of each calendar year shown below, Company management was unaware of any loss reserve deficiency or redundancy, and believed that the reported loss reserves were in full compliance with GAAP accounting.





                                                                                                                     Cumulative
                                                                                                                     Deficiency
                                                                                                                    (Redundancy)
                                 Effect of Reserve Re-estimates on Calendar Year Operations                            from
                   -----------------------------------------------------------------------------------------------  Re-estimates
                                 Increase (Decrease) in Reserves for Calendar Year                                    for Each
                   -----------------------------------------------------------------------------------------------    Accident
                   1987        1988       1989       1990       1991       1992       1993       1994    1995    1996    Year
                   ----        ----       ----       ----       ----       ----       ----       ----    ----    ----    ----
Accident Years
  1986 and prior $(68.4)      $16.7      $22.0      $31.6      $25.6      $41.4      $84.3       $6.5   $89.7   $36.0   $285.4
  1987                        (76.9)     (29.0)      (5.7)      (4.9)       4.2        1.8        1.6     (.1)   14.4    (94.6)
  1988                                   (28.2)        .9       (4.9)     (11.4)      (7.0)       6.6     2.8    13.5    (27.7)
  1989                                              (16.6)       7.9       10.3      (19.3)       9.1    14.2    14.6     20.2
  1990                                                         (18.9)      (2.5)      (7.5)      (6.2)    1.7    20.5    (12.9)
  1991                                                                    (14.4)     (43.2)     (22.1)   (5.5)   (1.2)   (86.3)
  1992                                                                               (57.2)     (27.9)  (26.5)  (14.0)  (125.6)
  1993                                                                                          (59.6)  (43.2)  (28.7)  (131.6)
  1994                                                                                                  (73.0)  (49.7)  (122.7)
  1995                                                                                                          (51.1)   (51.1)
Total calendar year effect:
                  ------      ------     ------     ------     ------     ------     ------    ------  ------   ------  -------
                 $(68.4)     $(60.2)    $(35.2)    $ 10.2     $  4.8     $ 27.6     $(48.1)    $(92.0) $(39.9) $(45.7) $(346.9)
                  ======      ======     ======     ======     ======     ======     ======    ======  ======   ======  =======



     In personal and commercial lines excluding reinsurance in run-off, the Company benefited from positive prior year loss reserve development during both 1996 and 1995 on the Company's core book of on-going business, which includes businessowners, commercial multi-peril, commercial automobile, workers' compensation, homeowners and personal automobile. This positive development was consistent with industry trends, but was also due in part to the continuing effects of the Company's "New Directions" initiative. Under New Directions, which was implemented in 1991, the Company elected to reduce market share in lines of business and geographic areas which were producing less than acceptable loss ratios computed in accordance with statutory accounting principles ("SAP"). The New Directions program has been primarily responsible for the 10.6 percentage point improvement in the Company's loss ratio from 71.6% for 1991 to 61.0% for 1996. Another factor contributing to favorable loss reserve development was the on-going improvement in the claim evaluation and management process. Additionally, workers' compensation reform and tort reform have created some improvement in loss cost trends for both the Company and the industry. Notwithstanding the above, favorable loss reserve development on prior accident years may not necessarily occur in the future, and there can be no assurance that earnings will continue to benefit from positive reserve developments.


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




                                    Number of
Calendar                            Reported              Incurred
  Year                               Claims           Losses and LAE (1)
  ----                               ------           ------------------
                                                    (Dollars in Millions)
1991 & prior......................      442                  $12.0
1992..............................      804                   25.0
1993..............................    1,257                   46.1
1994..............................    1,274                   88.8
1995..............................    1,227                  110.8
1996..............................    1,709                  134.3

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



     Calendar                        Asbestos   Environmental
       Year                          Reserves      Reserves
       ----                          --------      --------
                                      (Dollars in Millions)
     1994...........................    $69.6         $128.6
     1995...........................     77.8          163.4
     1996...........................    112.3          138.2

The following table summarizes the Company's property and casualty reserves, net of reinsurance recoverables, by type of claim as of the dates indicated:


                                                                      At December 31,
                                                            -----------------------------------
                                                              1996            1995       1994
                                                              ----            ----       ----
                                                                   (Dollars in Millions)
Commercial and personal:
    Core commercial and personal ....................        $1,562.7       $1,724.6   $1,941.7
    Construction defect .............................           330.0          245.5      173.9
    A&E..............................................           106.6          114.1      101.3
                                                             --------       --------   --------
          Total commercial and personal .............        $1,999.3       $2,084.2   $2,216.9
                                                             --------       --------   --------
Reinsurance in run-off:
    A&E..............................................           143.9          127.1       96.9
    All other reinsurance in run-off ................           118.5           83.2       63.4
                                                             --------       --------   --------
          Total reinsurance in run-off ..............           262.4          210.3      160.3
                                                             --------       --------   --------

Total reserves, net of reinsurance recoverables .....        $2,261.7       $2,294.5   $2,377.2
                                                             ========       ========   ========

The following table provides a detailed reconciliation of the Company's property and casualty losses and LAE reserve balances for the years indicated:


                                                                      Consolidated Less Construction
                                                                             Defects and A&E
                                                                    ----------------------------------
                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                       1996        1995        1994
                                                                    ----------  ----------  ----------
Balance as of January 1, net of related
     reinsurance recoveries............................               $1,807.8    $2,005.1    $2,142.8
Add:
     Provision for losses and LAE occurring
         in the current year, net of reinsurance                       1,235.0     1,221.8     1,303.9
     Increase/(decrease) in estimated losses
         and LAE occurring in prior years, net
         of reinsurance................................                 (192.3)     (195.8)     (178.0)
                                                                    ----------  ----------  ----------
     Incurred losses and LAE during the
         current year, net of reinsurance..............                1,042.7     1,026.0     1,125.9
Deduct:
     Losses and LAE payments for claims,
         net of reinsurance, occurring during:
         Current year..................................                  652.4       613.2       617.1
         Prior years...................................                  516.9       610.1       646.5
                                                                    ----------  ----------  ----------
            Total......................................                1,169.3     1,223.3     1,263.6
                                                                    ----------  ----------  ----------
Balance as of December 31, net of related
     reinsurance recoveries............................                1,681.2     1,807.8     2,005.1
Reinsurance recoverables on losses and
     LAE at end of year................................                  132.7        97.4        99.6
                                                                    ----------  ----------  ----------
Reserves for losses and LAE, gross of
     related reinsurance recoverables, at end
     of year...........................................               $1,813.9    $1,905.2    $2,104.7
                                                                    ==========  ==========  ==========


                                                             Construction Defects                  A&E
                                                        ----------------------------            --------
                                                           Year Ended December 31,       Year Ended December 31,
                                                        ----------------------------  ----------------------------
                                                           1996      1995      1994      1996      1995      1994
                                                        --------  --------  --------  --------  --------  --------
Balance as of January 1, net of related
     reinsurance recoveries...........................    $245.5    $173.9    $114.9    $241.2    $198.2    $200.7
Add:
     Provision for losses and LAE occurring
         in the current year, net of reinsurance             8.4       8.9       8.4       2.2       2.9       5.9
     Increase/(decrease) in estimated losses
         and LAE occurring in prior years, net
         of reinsurance...............................     125.9     101.9      80.4      20.7      54.0       5.6
                                                          ------    ------    ------    ------    ------    ------
     Incurred losses and LAE during the
         current year, net of reinsurance.............     134.3     110.8      88.8      22.9      56.9      11.5
Deduct:
     Losses and LAE payments for claims,
         net of reinsurance, occurring during:
         Current year.................................       1.5        .2        .1        .1        .1        .2
         Prior years..................................      48.3      39.0      29.7      13.5      13.8      13.8
                                                          ------    ------    ------    ------    ------    ------
            Total.....................................      49.8      39.2      29.8      13.6      13.9      14.0
                                                          ------    ------    ------    ------    ------    ------
Balance as of December 31, net of related
     reinsurance recoveries...........................     330.0     245.5     173.9     250.5     241.2     198.2
Reinsurance recoverables on losses and
     LAE at end of year...............................       1.2       2.4       1.6      30.5      20.3      18.3
                                                          ------    ------    ------    ------    ------    ------
Reserves for losses and LAE, gross of
     related reinsurance recoverables, at end
     of year..........................................    $331.2    $247.9    $175.5    $281.0    $261.5    $216.5
                                                          ======    ======    ======    ======    ======    ======

                                                                           Total
                                                                           -----
                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                     1996      1995      1994
                                                                  --------  --------  --------
Balance as of January 1, net of related
     reinsurance recoveries............................           $2,294.5  $2,377.2  $2,458.4
Add:
     Provision for losses and LAE occurring
         in the current year, net of reinsurance                   1,245.6   1,233.6   1,318.2
     Increase/(decrease) in estimated losses
         and LAE occurring in prior years, net
         of reinsurance................................              (45.7)    (39.9)    (92.0)
                                                                  --------  --------  --------
     Incurred losses and LAE during the
         current year, net of reinsurance..............            1,199.9   1,193.7   1,226.2
Deduct:
     Losses and LAE payments for claims,
         net of reinsurance, occurring during:
         Current year..................................              654.0     613.5     617.4
         Prior years...................................              578.7     662.9    $690.0
                                                                  --------  --------  --------
            Total......................................            1,232.7   1,276.4   1,307.4
                                                                  --------  --------  --------
Balance as of December 31, net of related
     reinsurance recoveries............................            2,261.7   2,294.5   2,377.2
Reinsurance recoverables on losses and
     LAE at end of year................................              164.4     120.1     119.5
                                                                  --------  --------  --------
Reserves for losses and LAE, gross of
     related reinsurance recoverables, at end
     of year...........................................           $2,426.1  $2,414.6  $2,496.7
                                                                  ========  ========  ========





The above reconciliation shows a decrease to the total liability for estimated losses and LAE in 1994, 1995 and 1996 by $92.0, $39.9 and $45.7 million, respectively. Such reserve adjustments, which affected current operations in 1994, 1995 and 1996, resulted from developed losses from prior years being different than were anticipated when the liabilities for losses and LAE expense were originally estimated. The favorable reserve development each year has been the result of improving trends, both industry-wide and related to the Company's New Directions initiatives as well as enhancements made in the claim evaluation and settlement processes. These development trends as they emerged each year were considered inestablishing the liability for losses and LAE at that year end. The breakout of construction defects and A&E have been provided for additional disclosure to highlight the complexity of establishing loss and LAE reserves. The amounts represent a subset of claims from the Company's commercial and reinsurance business. Prior to 1994, the Company had insufficient loss history in these types of losses and, accordingly, it was difficult to estimate an adequate reserve for the ultimate incurred loss. In subsequent years (1994,1995 and 1996), the actual experience on these losses has proven to be greater (adeficiency) than provided for in each of the immediate preceding year ends.







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



RECENT DEVELOPMENTS



     On June 6, 1997, ASFC entered into an Agreement and Plan of Merger dated as of the same date (the "Merger Agreement"), by and among ASFC, SAFECO Corporation ("Buyer") and ASFC Acquisition Co., a wholly owned subsidiary of Buyer ("Buyer Sub"). The Merger Agreement provides for, among other things, the merger of Buyer Sub with and into ASFC (the "Merger"), with ASFC surviving the Merger as a wholly owned subsidiary of Buyer. Pursuant to the Merger Agreement and upon consummation of the Merger, each outstanding share of Common Stock of ASFC ("ASFC Common Stock") will be converted into the right to receive $47.00 in cash without interest thereon. Consummation of the Merger is subject to certain conditions, including, among others, (i) the approval by certain state insurance regulators of the Merger and (ii) compliance with applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Early termination of the HSR Act waiting period was received on July 15, 1997.



     In connection with the Merger Agreement, LNC and Buyer entered into a Voting, Support and Indemnification Agreement dated June 6, 1997 (the "Voting Agreement"), certain sections of which were agreed to and acknowledged by ASFC. Pursuant to the Voting Agreement, LNC agreed, among other things, (i) to vote all ASFC Common Stock held by it or any of its subsidiaries in favor of the Merger, the Merger Agreement and the transactions contemplated thereby, (ii) to grant Buyer an irrevocable proxy in all ASFC Common Stock held by it or any of its subsidiaries for purposes of a vote at a meeting of the holders of ASFC Common Stock held to consider the Merger and (iii) to allocate between LNC and Buyer certain tax and employee benefits liabilities; and Buyer agreed, among other things, to pay to LNC (i) $100 million plus an amount equal to the accrued but unpaid interest on the outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992, in consideration of the termination of the agreement relating to the Assumed Debt, and (ii) the outstanding principle balance of, plus accrued but unpaid interest on, the Term Note, in consideration of the surrender of the Term Note by LNC to ASFC for cancellation.

     For further information regarding the Merger, see ASFC's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1997.



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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

CONSOLIDATED
     The Company's revenues decreased 2.1% or $41.6 million to $1,984.0 million in 1996 from $2,025.6 million in 1995. Net premiums earned and other revenue decreased 4.1% or $72.3 million to $1,674.1 million in 1996 from $1,746.4 million in 1995. Net investment income increased by $7.7 million, or 2.9%, while realized gain on investments decreased by $5.5 million.

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

                                                                          Year Ended December 31,
                                                                         --------------------------
                                                                             1996          1995
                                                                             ----          ----
                                                                              (Dollars in Millions)
Net premiums written..................................................       $1,600.9      $1,671.6

Net premiums earned and other revenue.................................       $1,617.2      $1,689.6
Losses and loss adjustment expense....................................        1,199.9       1,193.7
Other costs and expenses..............................................          505.4         552.8
                                                                             --------      --------
         Underwriting loss............................................          (88.1)        (56.9)
Net investment income.................................................          238.2         233.8
Realized gain on investments..........................................           34.2          38.8
Loss on operating properties..........................................              -          28.4
Income tax expense....................................................           22.1          23.5
                                                                             --------      --------
         Net income...................................................         $162.2        $163.8
                                                                             ========      ========

Loss ratio............................................................           61.0%         59.3%
Loss adjustment expense ratio.........................................           13.6          11.8
Underwriting expense ratio............................................           31.2          32.3
Policyholder dividend ratio...........................................             .1            .2
         Combined ratio...............................................          105.8%        103.6%

Percentage point effect of natural peril losses on loss ratio (1).....           10.3           7.3
Percentage point effect of Realignment costs on combined ratio........              -           1.2

Underwriting results by source:
Net premiums written:
    Commercial........................................................         $915.5        $991.6
    Personal..........................................................          684.5         681.1
    Reinsurance in run-off............................................             .9          (1.1)
                                                                             --------      --------
         Total.........................................................      $1,600.9      $1,671.6
Underwriting gain (loss) (1):
    Commercial........................................................          $(1.5)        $45.8
    Personal..........................................................          (60.0)        (32.8)
    Reinsurance in run-off............................................          (26.6)        (69.9)
                                                                             --------      --------
         Total.........................................................        $(88.1)       $(56.9)

                                                                                   Year Ended December 31,
                                                                                  --------------------------
                                                                                      1996          1995
                                                                                  ------------  ------------
Combined ratios (1):
    Commercial............................................................           100.4%         95.8%
    Personal..............................................................           109.3         104.8
    Reinsurance in run-off................................................            N/A           N/A
         Total............................................................           105.8         103.6

Percentage point effect of reinsurance in run-off on combined ratio.......             1.6           4.2

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


     In November 1995, the Company approved a realignment plan which included the consolidation of the field operations from 20 divisional offices into four regional offices. Certain of the locations will be converted to service offices. Those operating properties owned by the Company that will not be used as a regional office will be sold. For each location to be downsized, job classifications, positions to be eliminated and individuals impacted were identified and severance benefits were communicated. This process was started in 1995 with the majority of the Realignment occurring in 1996 and the balance to be completed in 1997. Management estimated that the costs of realignment and valuation allowance for the sale of the operating properties based on independent appraisals with net carrying value representing the lower of cost or market, net of taxes, approximated $13.7 million and $18.5 million, respectively, and was charged to income in 1995; accordingly, net income decreased $32.2 million.



     During 1996, the Company sold 4 of the divisional offices. At December 31, 1995, the Company had estimated that it would incur approximately $21.0 million related to the various costs associated with the realignment plan and had accrued such costs. Through December 31, 1996, approximately $14.0 million of the accrued costs have been paid. Management believes the balance of $7.0 million is adequate to cover future expected payments.



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


                                                               As of and for the Year
                                                                 Ended December 31,
                                                              -----------------------
                                                                 1996         1995
                                                                 ----         ----
                                                           (Dollars in Millions)
Account values - Universal life and Annuities....             $   341.5    $   315.5
Life insurance in-force..........................              15,366.9     15,405.8
Invested assets (at amortized cost)..............                 466.1        432.3

Policy income....................................             $    56.9        $56.8
Benefits and expenses............................                  70.1         70.1
Net investment income............................                  34.0         32.8
Realized gain on investments.....................                   1.2          2.3
Income tax expense...............................                   7.6          7.3
                                                              ---------    ---------
      Net income.................................             $    14.4    $    14.5
                                                              =========    =========


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

                                                                                  Year Ended December 31,
                                                                                 --------------------------
                                                                                    1995          1994
                                                                                    ----          ----
                                                                                    (Dollars in Millions)
Net premiums written..........................................................      $1,671.6      $1,655.5

Net premiums earned and other revenue.........................................      $1,689.6      $1,693.5
Losses and loss adjustment expense............................................       1,193.7       1,226.2
Other costs and expenses......................................................         552.8         536.3
                                                                                    --------      --------
         Underwriting loss....................................................         (56.9)        (69.0)
Net investment income.........................................................         233.8         230.9
Realized gain on investments..................................................          38.8          19.2
Loss on operating properties..................................................          28.4             -
Income tax expense............................................................          23.5           9.4
                                                                                    --------      --------
         Net income...........................................................        $163.8        $171.7
                                                                                    ========      ========

Loss ratio....................................................................          59.3%         61.1%
Loss adjustment expense ratio.................................................          11.8          11.8
Underwriting expense ratio....................................................          32.3          31.6
Policyholder dividend ratio...................................................            .2            .1
         Combined ratio.......................................................         103.6%        104.6%

Percentage point effect of natural peril losses on loss ratio ................           7.3           8.4
Percentage point effect of Realignment costs on combined ratio................           1.2             -

Underwriting results by source:
Net premiums written:
    Commercial................................................................        $991.6        $985.1
    Personal..................................................................         681.1         668.3
    Reinsurance in run-off....................................................          (1.1)           2.1
                                                                                    --------      --------
         Total................................................................      $1,671.6      $1,655.5
Underwriting gain (loss) (1):
    Commercial................................................................         $45.8          $4.5
    Personal..................................................................         (32.8)        (49.7)
    Reinsurance in run-off....................................................         (69.9)        (23.8)
                                                                                    --------      --------
         Total................................................................       $ (56.9)       $(69.0)
Combined ratios (1):
    Commercial................................................................          95.8%        100.1%
    Personal..................................................................         104.8         107.8
    Reinsurance in run-off....................................................           N/A           N/A
         Total................................................................         103.6         104.6

Percentage point effect of reinsurance in run-off on combined ratio...........           4.2           1.4

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



                                                              As of and for the Year
                                                              Ended December 31,
                                                             ------------------------
                                                                1995         1994
                                                                ----         ----
                                                            (Dollars in Millions)
Account values - Universal life and Annuities.............   $   315.5    $   285.7
Life insurance in-force...................................    15,405.8     14,743.0
Invested assets (at amortized cost).......................       432.3        412.3

Policy income.............................................       $56.8    $    52.5
Benefits and expenses.....................................        70.1         63.6
Net investment income.....................................        32.8         29.6
Realized gain on investments..............................         2.3           .7
Income tax expense........................................         7.3          6.3
                                                             ---------    ---------
      Net income..........................................   $    14.5    $    12.9
                                                             =========    =========


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

CAPITALIZATION

     The following table summarizes the Company's capitalization at the end of the last three years (dollars in millions):


                                                                                December 31,
                                                                        ----------------------------
                                                                          1996      1995      1994
                                                                          ----      ----      ----

Debt..................................................................  $  299.5  $      -  $      -

Shareholders' equity:
   Common stock and retained earnings................................   $1,172.4  $1,456.9  $1,477.7
   Net unrealized gain (loss) on securities available-for-sale....         163.6     211.8     (9.1)
                                                                        --------  --------  --------
        Total shareholders' equity...................................    1,336.0   1,668.7   1,468.6
                                                                        --------  --------  --------
           Total capitalization......................................   $1,635.5  $1,668.7  $1,468.6
                                                                        ========  ========  ========

Ratio of debt to total capitalization ...............................        18%       n/a       n/a


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

                                        AMERICAN STATES FINANCIAL CORPORATION
                                             (Registrant)



Date: August  11,1997                           /s/ Thomas M. Ober
                                         ----------------------------
                                                   (Signature)
                                            Thomas M. Ober, Secretary