Form 10-Q
period 1997-06-30
AMERICAN STATES FINANCIAL CORP
filed 1997-08-13
CIK 1010787

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

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

Shares of common stock outstanding as of July 1, 1997:  60,050,515

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant's Form 8-K, dated June 6, 1997 are incorporated by reference in Part II of this Form 10-Q.

The exhibit index to this report is located on page 23.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                           June 30,    December, 31
                                                                             1997          1996
                                                                          -----------  ------------
                                                                          (Dollars in Thousands)
ASSETS
Investments:
 Securities available-for-sale at fair value:
   Fixed maturity (amortized cost: 1997 - $3,618,363; 1996 - $3,579,807)  $ 3,787,582  $  3,763,880
   Equity (cost: 1997 - $362,082; $1996 - $362,720)                           460,560       435,137
 Mortgage loans                                                                21,871        32,293
 Short-term investments                                                        74,194        73,276
 Other invested assets                                                         39,450        37,986
                                                                          -----------  ------------
     Total investments                                                      4,383,657     4,342,572

Cash                                                                           19,338        13,610
Premium receivable                                                            482,774       413,444
Deferred policy acquisition costs                                             212,250       202,233
Properties to be sold                                                          23,218        30,633
Property and equipment                                                         31,800        31,143
Accrued investment income                                                      64,932        64,602
Current federal income taxes recoverable                                        4,968             -
Deferred federal income taxes recoverable                                     121,066       128,742
Cost in excess of net assets of acquired subsidiaries                          96,063        97,772
Ceded reinsurance on claims and claims expense reserves                       175,149       179,445
Miscellaneous                                                                  36,658        36,887
                                                                          -----------  ------------
     Total assets                                                         $ 5,651,873  $  5,541,083
                                                                          ===========  ============

                           (continued on next page)


See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                                            June 30,      December, 31
                                                                             1997            1996
                                                                             ----            ----
                                                                             (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Losses, loss adjustment expense and future policy benefits              $ 2,854,688    $ 2,868,348
  Unearned premiums                                                           746,058        711,955
                                                                          -----------    -----------
      Total policy liabilities and accruals                                 3,600,746      3,580,303

Commissions and other expenses                                                103,702        120,872
Current federal income taxes payable                                                -          5,303
Outstanding checks                                                             64,128         69,901
Short-term debt due LNC                                                        66,667         66,667
Notes payable                                                                  99,607         99,511
Debt due LNC                                                                  133,333        133,333
Other liabilities                                                             166,731        129,154
                                                                          -----------    -----------
      Total liabilities                                                     4,234,914      4,205,044

Shareholders' equity:
  Common stock, no par value: 195,000,000 shares authorized, shares
    issued and outstanding: 1997 and 1996 - 60,050,515                        304,500        304,493
  Net unrealized gain on securities available-for-sale                        171,494        163,647
  Retained earnings                                                           940,965        867,899
                                                                          -----------    -----------
      Total shareholders' equity                                            1,416,959      1,336,039
                                                                          -----------    -----------
      Total liabilities and shareholders' equity                          $ 5,651,873    $ 5,541,083
                                                                          ===========    ===========


See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME



                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             1997        1996         1997        1996
                                          ---------    ---------    ---------   ---------
                                                      (Dollars in Thousands,
                                                      Except Per Share Data)
Revenue:
 Premiums and other revenue              $  429,821  $   424,483  $   853,097  $  848,477
 Net investment income                       66,525       66,156      133,003     134,489
 Realized gain on investments                 9,756        7,374       19,443      28,470
 Gain on operating properties                 4,208            -        6,671           -
                                         ----------  -----------  -----------  ----------
     Total revenue                          510,310      498,013    1,012,214   1,011,436

Benefits and expenses:
 Benefits and settlement expenses           323,369      332,342      620,910     655,905
 Commissions                                 71,657       72,510      140,762     144,382
 Operating and administrative expenses       46,949       51,051       98,960     102,224
 Taxes, licenses and fees                    11,120        8,322       21,857      20,240
 Interest on debt                             5,227        1,835       10,392       1,835
                                         ----------  -----------  -----------  ----------
     Total benefits and expenses            458,322      466,060      892,881     924,586

     Income before federal income taxes      51,988       31,953      119,333      86,850

Federal income taxes (credit):
 Current                                      4,842       (1,530)      17,617      14,401
 Deferred                                     2,907        3,724        3,450      (4,223)
                                         ----------  -----------  -----------  ----------
     Total federal income taxes               7,749        2,194       21,067      10,178
                                         ----------  -----------  -----------  ----------
     Net income                             $44,239      $29,759      $98,266     $76,672
                                         ==========  ===========  ===========  ==========
Net income per share                           $.74         $.55        $1.64       $1.48
                                         ==========  ===========  ===========  ==========

Weighted average shares outstanding      60,050,515   53,644,692   60,050,515  51,832,414
                                         ==========  ===========  ===========  ==========



See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Six Months Ended
                                                                          June 30,
                                                                     1997         1996
                                                                  -----------  -----------
                                                                   (Dollars in Thousands)
Common stock:
 Balance at beginning of period                                   $   304,493  $   387,547
    Public offering of common stock                                         -      215,482
    Common stock issued for employee benefit plans                          7        1,161
    Assumption and issuance of debt in exchange with LNC                    -     (299,398)
                                                                  -----------  -----------
       Balance at end of period                                       304,500      304,792

Net unrealized gain (loss) on securities available-for-sale:
 Balance at beginning of period                                       163,647      211,767
    Change during the period                                            7,847      (97,793)
                                                                  -----------  -----------
       Balance at end of period                                       171,494      113,974

Retained earnings:
 Balance at beginning of period                                       867,899    1,069,393
    Dividend of assets to LNC prior to public offering                      -     (299,866)
    Dividends declared and paid on Common Stock ($.42 per share)      (25,200)     (46,134)
    Net income                                                         98,266       76,672
                                                                  -----------  -----------
       Balance at end of period                                       940,965      800,065
                                                                  -----------  -----------
       Total shareholders' equity                                 $ 1,416,959  $ 1,218,831
                                                                  ===========  ===========



See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                     June 30,
                                                                1997         1996
                                                             -----------  -----------
                                                             (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    98,266   $   76,672
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
   Deferred policy acquisition costs                              (9,149)      (4,270)
   Premiums and fees in course of collection                     (69,330)     (37,052)
   Accrual of discount on investments                             (9,445)      (9,617)
   Amortization of premium on investments                          2,034        2,767
   Accrued investment income                                        (331)      (1,800)
   Policy liabilities and accruals                                 4,183       76,793
   Federal income taxes                                           (6,821)     (25,110)
   Provisions for depreciation                                     3,761        3,850
   Gain on sale of investments                                   (19,443)     (28,470)
   Gain on operating properties                                   (6,671)           -
   Ceded reinsurance on claims and claims expense reserves         4,296      (36,914)
   Other                                                         (11,359)     (21,514)
                                                             -----------  -----------
      Net adjustments                                           (118,275)     (81,337)
                                                             -----------  -----------
      Net cash used in operating activities                      (20,009)      (4,665)

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale:
      Purchase of investments                                   (335,737)    (753,087)
      Sales of investments                                       280,360      583,064
      Maturities and redemptions                                  45,070       38,401
   Purchase of mortgage loans and other investments               (3,836)      (7,011)
   Sale or maturity of mortgage loans and other investments       11,684        3,945
   Net increase in short-term investments                           (918)     (59,495)
   Net sale (purchase) of property and equipment                   9,669       (4,472)
   Other                                                          28,379       16,518
                                                             -----------  -----------
      Net cash provided by (used in) investing activities         34,671     (182,137)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                              7      215,482
   Universal life investment contract deposits                    25,334       24,837
   Universal life investment contract withdrawals                 (9,075)      (6,605)
   Dividends paid                                                (25,200)     (46,134)
                                                             -----------  -----------
      Net cash provided by (used in) financing activities         (8,934)     187,580
      Net increase (decrease) in cash                              5,728          778
Cash at beginning of period                                       13,610       12,708
                                                             -----------  -----------
Cash at end of period                                        $    19,338  $    13,486
                                                             ===========  ===========



See accompanying notes to consolidated financial statements.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following notes should be read in conjunction with the notes to consolidated financial statements included in the American States Financial Corporation Form 10-K dated February 26, 1997. Unless the context otherwise indicates; (i) the "Company" refers to American States Financial Corporation and its wholly-owned, consolidated subsidiaries; (ii) "ASI" refers to American States Insurance Company, the Company's sole direct wholly-owned subsidiary, and its consolidated subsidiaries; and (iii) the "Subsidiaries" refer to the direct and indirect subsidiaries of the Company, which include ASI and its subsidiaries. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

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

     The consolidated financial statements as of and for the six months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior periods were reclassified to conform to the 1997 presentation. Net income and shareholders' equity have not been affected by these reclassifications.

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

2.   CHANGE IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share which the Company will adopt in the fourth quarter of 1997. Earlier adoption is not permitted. In accordance with FAS 128, the Company will present "basic" and "diluted" earnings per share on the face of the income statement regardless of the difference between the two calculations. When calculating the diluted earnings per share, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price. Using the terms of FAS 128, the basic and diluted earnings per share for the first six months of 1997 would be $1.64. The basic and diluted earnings per share for the first six months of 1996 would be $1.48.

     In June of 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". Statement 130 is effective for fiscal years beginning after December 15, 1997 and ASFC will adopt it in the first quarter of 1998. Adoption will have no effect on net income but will require the reporting of "comprehensive income," which will include net income and certain items currently reported in stockholders' equity.

     The FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" in June of 1997. FAS 131 changes the way companies report information about business segments in annual financial statements and requires the reporting of selected segment information in their interim reports. FAS 131 is effective for financial statements for periods beginning after December 15, 1997 except that providing interim information in
the initial year (1998) may be deferred until 1999.   ASFC plans on providing
the required segment information in its 1998 annual report and in its interim reports beginning in 1999. FAS 131 has no effect on net income.

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

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   NOTES PAYABLE AND DEBT DUE LNC

     The Assumed Debt is governed by an agreement between the Company and LNC (the "Assumption Agreement") which provides for the payment by the Company of the currently outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992. LNC will continue to be the primary obligor of this public debt; however, pursuant to the Assumption Agreement, the Company is obligated to make a $100 million principal payment on July 15, 1999 to repay the holders of the public debt. The Assumption Agreement also provides that interest at 7 1/8% is payable semi-annually by the Company.

     The Term Note will pay interest quarterly at a rate of 50 basis points over the rate on three year Treasury Notes through and including November 14, 1997, 50 basis points over the rate on two year Treasury Notes from November 15, 1997 through and including November 14, 1998 and 50 basis points over the rate on one-year Treasury Bills from November 15, 1998 through the maturity date. The current rate on the Term Note is 6.7%. The Term Note is payable in three equal principal payments due on August 15, 1997, 1998 and 1999. Pursuant to the provisions on the Term Note, the Company will have the right to prepay the Term Note at any time. The Term Note also contains covenants that will, among other things, (i) require the Company to maintain certain levels of adjusted consolidated net worth (as defined in the Term Note), and (ii) restrict the ability of the Company to incur indebtedness in excess of 50% of its adjusted consolidated net worth and to enter into a major corporate transaction unless the Company is the survivor and would not be in default.

     However, as disclosed in Note 6 to the Notes to Consolidated Financial Statements, LNC will be paid the outstanding balance and accrued but unpaid interest thereon of the Assumed Debt and Term Note pursuant to terms of the pending Agreement and Plan of Merger by and among ASFC, SAFECO Corporation and ASFC Acquisition Co. if and when the sale is consummated.

     On May 29, 1996, the Company entered into a revolving credit agreement in which the Company may borrow and repay amounts up to a maximum of $200 million (the "Line of Credit"). Borrowings using the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. No debt was outstanding using the Line of Credit at June 30, 1997.

5.   CONTINGENCIES

On February 14, 1996, three of the Company's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named defendants in a case alleging that their underwriting, sales and marketing practices violated a number of civil rights laws (including, without limitation, the Fair Housing Act). It was also alleged that the defendants' actions constituted a civil conspiracy. Brought in the United States District Court for the Western District of Missouri, the plaintiffs sought to represent themselves and a putative class of similarly situated persons in the State of Missouri. This action sought injunctive relief, unspecified compensatory damages, punitive damages and attorney's fees. In response to motions filed by the defendants, the court dismissed the conspiracy count by Order dated October 2, 1996 but required that the defendants answer the remaining counts. On June 19, 1997 the court denied class certification and dismissed the case for lack of standing. On July 17, 1997 the same plaintiffs filed a separate action against the same three property and casualty subsidiaries of the Company.

            AMERICAN STATES FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   CONTINGENCIES (Continued)

The plaintiffs in this new case have asked that it be certified as a class action and make substantially the same allegations and seek substantially the same remedies as were sought in the original case. In addition, the plaintiffs filed a notice of appeal in the original case on July 18, 1997. Management believes, based upon current information, that the Company's underwriting, sales and marketing practices have complied in all material respects with the applicable requirements of both state and federal law. The Company intends to defend these actions vigorously.

     On August 29, 1996, the first of two actions were brought in Missouri state courts alleging that underinsured motorist insurance coverage sold in that state by three of the Company's property and casualty insurance subsidiaries constitutes "phantom coverage" when sold at limits equal to the State's financial responsibility requirements. In both actions, the plaintiffs sought to represent themselves and a putative class of similarly situated persons in the State of Missouri. Both actions sought compensatory and punitive damages based upon a number of legal theories, including, without limitation, breach of fiduciary duty, negligence, breach of contract, unjust enrichment and misrepresentation. A motion to consolidate the two cases has been entered. Discovery has begun. Management does not believe, based upon current information, that the allegations have merit and it therefore intends to defend the consolidated action vigorously.

6.   RECENT DEVELOPMENTS

     On June 6, 1997, ASFC entered into an Agreement and Plan of Merger dated as of the same date (the "Merger Agreement"), by and among ASFC, SAFECO Corporation ("Buyer") and ASFC Acquisition Co., a wholly owned subsidiary of Buyer ("Buyer Sub"). The Merger Agreement provides for, among other things, the merger of Buyer Sub with and into ASFC (the "Merger"), with ASFC surviving the Merger as a wholly owned subsidiary of Buyer. Pursuant to the Merger Agreement and upon consummation of the Merger each outstanding share of Common Stock of ASFC ("ASFC Common Stock") will be converted into the right to receive $47 in cash without interest thereon. Consummation of the Merger is subject to certain conditions, including, among others, (a) the approval by certain state insurance regulators of the Merger and (b) compliance with applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Early termination of the HSR Act waiting period was received on July 15, 1997.

     In connection with the Merger Agreement, LNC and Buyer entered into a Voting, Support and Indemnification Agreement dated June 6, 1997 (the "Voting Agreement"), certain sections of which were agreed to and acknowledged by ASFC. Pursuant to the Voting Agreement, LNC agreed, among other things, (a) to vote all ASFC Common Stock held by it or any of its subsidiaries in favor of the Merger, the Merger Agreement and the transactions contemplated thereby, (b) to grant Buyer an irrevocable proxy in all ASFC Common Stock held by it or any of its subsidiaries for purposes of a vote at a meeting of the holders of ASFC Common Stock held to consider the Merger and (c) to allocate between LNC and Buyer certain tax and employee benefits liabilities; and Buyer agreed, among other things, to pay to LNC (a) $100 million plus an amount equal to the accrued but unpaid interest on the outstanding 7 1/8% notes due July 15, 1999, originally issued to the public by LNC on July 15, 1992, in consideration of the termination of the agreement relating to the Assumed Debt, and (b) the outstanding principle balance of, plus accrued but unpaid interest on, the Term Note, in consideration of the surrender of the Term Note by LNC to ASFC for cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Three Months Ended June 30, 1997 and 1996

     The discussion which follows compares the results of the second quarter ended June 30, 1997 to the second quarter ended June 30, 1996.

CONSOLIDATED
     The Company's revenues increased 2.5% or $12.3 million to $510.3 million in the second quarter of 1997 from $498.0 million in the second quarter of 1996. Net premiums earned and other revenue increased 1.2% or $5.3 million to $429.8 million in the second quarter of 1997 from $424.5 million in the second quarter of 1996. Net investment income increased .5% or $.3 million to $66.5 million in the second quarter of 1997 from $66.2 million in the second quarter of 1996. Realized gains on investments increased $2.4 million to $9.8 million in the second quarter of 1997 from $7.4 million in the second quarter of 1996.

     Benefits and settlement expenses decreased 2.7% or $8.9 million to $323.4 million in the second quarter of 1997 from $332.3 million in the second quarter of 1996. Commissions decreased 1.1% or $.8 million to $71.7 million in the second quarter of 1997 from $72.5 million in the second quarter of 1996. Operating and administrative expenses decreased 8.2% or $4.2 million to $46.9 million in the second quarter of 1997 from $51.1 million in the second quarter of 1996. The company incurred interest on debt of $5.2 million in the second quarter of 1997 from the Assumed Debt and Term Note.

     Net income for the second quarter of 1997 was $44.2 million or 74 cents per share compared to $29.8 million or 55 cents per share for the second quarter of 1996. Excluding realized gain on investments, the Company earned $35.2 million or 59 cents per share for the second quarter of 1997 compared to $26.5 million or 49 cents per share for the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the quarters ended June 30, 1997 and 1996. All ratios are computed using data reported in accordance with statutory accounting principles ("SAP").


                                                  Three Months Ended
                                                        June 30,
                                                   1997         1996
                                               -----------  -----------
                                                 (Dollars in Millions)
Net premiums written                           $     431.3  $     419.2

Net premiums earned and other revenue          $     415.5       $410.1
Losses and loss adjustment expense                   310.4        319.9
Other costs and expenses                             123.6        126.5
                                               -----------  -----------
    Underwriting loss                                (18.5)       (36.3)
Net investment income                                 57.2         57.6
Realized gain on investments                           9.3          6.9
Gain on operating properties                           4.2            -
Federal income tax expense                             7.8           .8
                                               -----------  -----------
    Net income                                 $      44.4  $      27.4
                                               ===========  ===========

Loss ratio                                            64.0%        66.8%
Loss adjustment expense ratio                         11.1         11.6
Underwriting expense ratio                            29.7         30.6
Policyholder dividend ratio                             .2           .1
                                               -----------  -----------
    Combined ratio                                   105.0%       109.1%
                                               ===========  ===========

Net Premiums Written
     Net premiums written increased 2.9% or $12.1 million to $431.3 million in the second quarter of 1997 from $419.2 million in the second quarter of 1996. The increase in net premiums written can be attributed to the Company's various growth initiatives working as anticipated as well as market acceptance of the Company's realignment initiative. Net premiums written within the Company's eight core states increased 5.3% or $11.1 million in the second quarter of 1997 compared to the second quarter of 1996. The eight core states include Illinois, Washington, Indiana, Missouri, Ohio, Michigan, Kansas and Oregon. Excluding the states of California and Florida, states in which the Company has planned a reduction in exposure, net premiums written increased 4.1% or $15.4 million in the second quarter of 1997 compared to the second quarter of 1996.

     Net premiums written for commercial lines products (excluding reinsurance in run-off) increased 1.7% or $4.1 million to $249.1 million in the second quarter of 1997 from $245.0 million in the second quarter of 1996. Increases in businessowners, commercial multi-peril and commercial automobile lines were offset in part by decreases in workers' compensation and general liability lines. Net premiums written for personal lines products increased 4.7% or $8.2 million to $182.2 million in the second quarter of 1997 from $174.0 million in the second quarter of 1996. Substantially all of the personal lines growth was in private passenger auto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) increased 1.3% or $5.4 million to $415.5 million in the second quarter of 1997 from $410.1 million in the second quarter of 1996.

Losses and  Loss Adjustment Expense ("LAE")
     Losses and LAE decreased 3.0% or $9.5 million to $310.4 million in the second quarter of 1997 from $319.9 million in the second quarter of 1996. The SAP loss ratio for the second quarter of 1997 was 64.0% compared to 66.8% for the second quarter of 1996. The 2.8 point decrease in the quarter was primarily due to a decrease in natural peril losses. The Company incurred heavy natural peril losses of $56.5 million in the second quarter of 1996 compared to natural peril losses of $34.4 million in the second quarter of 1997. The natural peril losses incurred in the second quarter of 1997 are in line with historic norms.

     The SAP LAE ratio declined to 11.1% in the second quarter of 1997 from 11.6% for the second quarter of 1996. This ratio decrease is due to continued expense reductions resulting from the realignment initiative, as well as slightly increased earned premiums.

Other Costs and Expenses
     Other costs and expenses decreased 2.3% or $2.9 million to $123.6 million in the second quarter of 1997 from $126.5 million in the second quarter of 1996. The realignment initiative and implementation of internal cost controls, announced in the fourth quarter of 1995, continues to produce expense savings which are in line with expectations. The SAP underwriting expense ratio decreased by .9 points to 29.7%.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 105.0% and 109.1% for the second quarter of 1997 and 1996, respectively. The decrease in the SAP combined ratio is primarily due to a decrease in natural peril losses.

Net Investment Income
     Net investment income decreased .7% or $.4 million to $57.2 million in the second quarter of 1997 from $57.6 million in the second quarter of 1996. This decrease is due primarily to a decline in total average invested assets. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.4% for the second quarter of 1997 and 1996, respectively.

Federal Income Tax Expense
     Federal income tax expense was $7.8 million for the second quarter of 1997 compared to $.8 million for the second quarter of 1996. The increase in expense is due primarily to improved underwriting results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the quarters ended June 30, 1997 and 1996.


                                                      Three Months Ended
                                                           June 30,
                                                      1997         1996
                                                   -----------  -----------
                                                     (Dollars in Millions)
Account values - Universal life and Annuities      $     352.7 $      329.9
Life insurance in-force                               15,208.8     15,518.9
Invested assets (at amortized cost)                      482.9        454.8

Policy income                                      $      14.3 $       14.4
Benefits and expenses                                     18.4         17.5
Net investment income                                      8.9          8.2
Realized gain (loss) on investments                         .4           .3
Federal income tax expense                                 1.8          2.0
                                                   -----------  -----------
    Net income                                     $       3.4  $       3.4
                                                   ===========  ===========

     Policy income decreased .7% or $.1 million to $14.3 million in the second quarter of 1997 from $14.4 million in the second quarter of 1996. Account values at June 30, 1997 increased by 6.9% from June 30, 1996. Net investment income increased 8.5% in the second quarter of 1997 compared to the second quarter of 1996. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 7.5% and 7.3% for the second quarters of 1997 and 1996, respectively. Net income for the second quarter of 1997 was $3.4 million compared to $3.4 million for the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

Six Months Ended June 30, 1997 and 1996

     The discussion which follows compares the results of the six months ended June 30, 1997 to the six months ended June 30, 1996.

CONSOLIDATED
     The Company's revenues increased .1% or $.8 million to $1,012.2 million in the first six months of 1997 from $1,011.4 million in the first six months of 1996. Net premiums earned and other revenue decreased .5% or $4.6 million to $853.1 million in the first six months of 1997 from $848.5 million in the first six months of 1996. Net investment income decreased 1.1% or $1.5 million to $133.0 million in the first six months of 1997 from $134.5 million in the first six months of 1996. Realized gains on investments decreased $9.1 million to $19.4 million in the first six months of 1997 from $28.5 million in the first six months of 1996.

     Benefits and settlement expenses decreased 5.3% or $35.0 million to $620.9 million in the first six months of 1997 from $655.9 million in the first six months of 1996. Commissions decreased 2.5% or $3.6 million to $140.8 million in the first six months of 1997 from $144.4 million in the first six months of 1996. Operating and administrative expenses decreased 3.1% or $3.2 million to $99.0 million in the first six months of 1997 from $102.2 million in the first six months of 1996. The company incurred interest on debt of $10.4 million in the first six months of 1997 from the Assumed Debt and Term Note.

     Net income for the first six months of 1997 was $98.3 million or $1.64 per share compared to $76.7 million or $1.48 per share for the first six months of 1996. Excluding realized gain on investments, the Company earned $81.4 million or $1.36 per share for the first six months of 1997 compared to $59.8 million or $1.15 per share for the first six months of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY
     The following table sets forth certain summarized financial data and key operating ratios for the Company's property and casualty operations for the six months ended June 30, 1997 and 1996. All ratios are computed using data reported in accordance with SAP.


                                                   Six Months Ended
                                                       June 30,
                                                  1997         1996
                                               -----------  -----------

                                               (Dollars in Millions)
Net premiums written                           $     854.2  $     824.9

Net premiums earned and other revenue          $     824.1  $     819.6
Losses and loss adjustment expense                   595.1        630.9
Other costs and expenses                             250.0        255.8
                                               -----------  -----------
    Underwriting gain (loss)                         (21.0)       (67.1)
Net investment income                                114.3        117.3
Realized gain on investments                          19.1         28.1
Gain on operating properties                           6.7            -
Federal income tax expense                            21.0          7.1
                                               -----------  -----------
     Net income                                $      98.1  $      71.2
                                               ===========  ===========

Loss ratio                                            61.4%        65.9%
Loss adjustment expense ratio                         11.1         11.5
Underwriting expense ratio                            30.1         31.2
Policyholder dividend ratio                             .3           .2
                                               -----------  -----------
     Combined ratio                                  102.9%       108.8%
                                               ===========  ===========

Net Premiums Written
     Net premiums written increased 3.6% or $29.3 million to $854.2 million in the first six months of 1997 from $824.9 million in the first six months of 1996. The increase in net premiums written can be attributed to the Company's various growth initiatives as well as market acceptance of the Company's realignment initiative. Net premiums written within the Company's eight core states increased 6.4% or $26.0 million in the first six months of 1997 compared to the first six months of 1996. The eight core states include Illinois, Washington, Indiana, Missouri, Ohio, Michigan, Kansas and Oregon. Excluding the states of California and Florida, states in which the Company has planned a reduction in exposure, net premiums written increased 4.9% or $36.1 million in the first six months of 1997 compared to the first six months of 1996.

     Net premiums written for commercial lines products (excluding reinsurance in run-off) increased 2.2% or $10.7 million to $496.9 million in the first six months of 1997 from $486.2 million in the first six months of 1996. Increases in businessowners, commercial multi-peril and commercial automobile lines were offset in part by decreases in workers' compensation and general liability lines. Net premiums written for personal lines products increased 5.6% or $18.9 million to $357.1 million in the first six months of 1997 from $338.2 million in the first six months of 1996. Substantially all of the personal lines growth was in private passenger auto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

PROPERTY AND CASUALTY

Net Premiums Earned and Other Revenue
     Net premiums earned and other revenue (primarily finance and service fees) increased .5% or $4.5 million to $824.1 million in the first six months of 1997 from $819.6 million in the first six months of 1996.

Losses and Loss Adjustment Expense
     Loss and LAE decreased 5.7% or $35.8 million to $595.1 million in the first six months of 1997 from $630.9 million in the first six months of 1996. The SAP loss ratio for the first six months of 1997 was 61.4% compared to 65.9% for the first six months of 1996. The 4.5 point decrease was due to an decrease in natural peril losses. The Company incurred heavy natural peril losses of $57.2 million in the first six months of 1997 compared to natural peril losses of $99.3 in the first six months of 1996. The natural peril losses incurred in the first six months of 1997 are in line with historic norms.

     The SAP LAE ratio declined to 11.1% in the first six months of 1997 from 11.5% for the first six months of 1996. This ratio decrease is due to continued expense reductions resulting from the realignment initiative, as well as slightly increased earned premiums.

Other Costs and Expenses
     Other costs and expenses decreased 2.3% or $5.8 million to $250.0 million in the first six months of 1997 from $255.8 million in the first six months of 1996. The realignment initiative and implementation of internal cost controls announced in the fourth quarter of 1995, continues to produce expense savings which are in line with expectations. The SAP underwriting expense ratio decreased 1.1 points to 30.1%.

Combined Ratio
     The SAP combined ratio, after policyholder dividends, was 102.9% and 108.8% for the first six months of 1997 and 1996, respectively. The decrease in SAP combined ratio is primarily due to a decrease in natural peril losses.

Net Investment Income
     Net investment income decreased 2.6% or $3.0 million to $114.3 million in the first six months of 1997 from $117.3 million in the first six months of 1996. This decrease is due primarily to a decline in total average invested assets. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 6.4% and 6.6% for the first six months of 1997 and 1996, respectively.

Federal Income Tax Expense
     Income tax expense was $21.0 million for the first six months of 1997 compared to $7.1 million for the first six months of 1996. The increase in expense is due primarily to improved underwriting results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATION (Continued)

LIFE
     The following table sets forth certain summarized financial data for the Company's life insurance operations for the six months ended June 30, 1997 and 1996.


                                                       Six Months Ended
                                                           June 30,
                                                      1997         1996
                                                   -----------  -----------
                                                     (Dollars in Millions)
Account values - Universal life and Annuities      $     352.7  $     329.9
Life insurance in-force                               15,208.8  15,518.9
Invested assets (at amortized cost)                      482.9        454.8

Policy income                                      $      28.9        $28.9
Benefits and expenses                                     36.3         35.7
Net investment income                                     17.7         16.8
Realized gain (loss) on investments                         .2           .2
Federal income tax expense                                 3.7          3.7
                                                   -----------  -----------
     Net income                                    $       6.8  $       6.5
                                                   ===========  ===========

     Policy income was $28.9 million in the first six months of 1997 and 1996. Account values at June 30, 1997, increased by 6.9% from June 30, 1996. Net investment income increased 5.4% in the first six months of 1997 compared to the first six months of 1996. The pre-tax yield on invested assets (excluding realized and unrealized gains) was 7.5% and 7.6% for the first six months of 1997 and 1996, respectively. Net income for the first six months of 1997 was $6.8 million compared to $6.5 million for the first quarter of 1996.

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

Invested Assets
     Since a substantial portion of the Company's revenues are generated from its invested assets, the performance, quality and liquidity of its investment portfolio materially effects the Company's financial condition and results of operations. The Company pursues a total return investment strategy which seeks an attractive level of current income combined with long-term capital appreciation. The following table details, at carrying value, the distribution of the Company's investment portfolio at June 30, 1997 (dollars in millions):



Fixed maturity securities:
  Tax-exempt municipal                                $2,123.5   48.4%
  US government                                          222.6    5.1
  Mortgage-backed and asset-backed                       294.5    6.7
  Corporate and other                                  1,079.5   24.6
  Redeemable preferred stock                              67.4    1.5
Equities:
  Perpetual preferred stock                              186.9    4.3
  Common stock                                           273.7    6.3
Mortgage loans                                            21.9     .5
Short-term investments                                    74.2    1.7
Other                                                     39.5     .9
                                                      --------  -----
  Total                                               $4,383.7  100.0%
                                                      ========  =====

     The total investment portfolio increased $41.1 million in the first six months of 1997. This increase is primarily due to investment of current period operating earnings, as well as an increase in unrealized gains on securities available-for-sale.

     The Company attempts to minimize the risk of loss due to default by the
borrower by maintaining a quality investment portfolio.   As of June 30, 1997,
approximately 89% of the Company's bond portfolio is rated "A" or higher, or was a U.S. government obligation, and $29.8 million, or .8% of the carrying value of the bond portfolio, was rated below investment grade (Ba and below). Ratings are based on the ratings, if any, assigned by Moody's and/or Standard & Poors. If ratings were split, the rating used is generally the higher of the two. Approximately $280.4 million of securities are private placements for which ratings have been assigned by the Company based generally on equivalent ratings supplied by the National Association of Insurance Commissioners.

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

Cash Used by Operations
     Net cash used by operating activities was $13.3 million for the first six months of 1997 compared to $4.7 million for the first six months of 1996. The increase in cash used by operating activities is primarily due to the receipt of $61.5 million in conjunction with a settlement of policy liabilities assumed during the first quarter of 1996 and the payment of $10.3 million in debt service during the first half of 1997, partially offset by a decrease in paid losses.

Notes Payable and Debt due LNC
     As disclosed in Note 4 to the Notes to Consolidated Financial Statements, in the second quarter of 1996, the Company assumed $100 million of Assumed Debt and issued a $200 million Term Note. The Company is obligated to make minimum principal repayments totaling $66.7 million in 1997 and 1998, and $166.7 million in 1999. In addition, the Company is obligated to make interest payments on this debt. Interest is payable on outstanding principle at a rate of 7 1/8% per annum on the Assumed Debt, and at a variable rate (generally 50 basis points over three, two and one year U.S. Treasury obligations) on the Term Note. The current rate on the Term Note is approximately 6.7%.

     However, as disclosed in Note 6 to the Notes to Consolidated Financial Statements, LNC will be paid the outstanding balance and accrued but unpaid interest thereon of the Assumed Debt and Term Note pursuant to terms of the pending Agreement and Plan of Merger by and among ASFC, SAFECO Corporation and ASFC Acquisition Co., if and when the sale is consummated.

Line of Credit
     On May 29, 1996, the Company entered the Line of Credit with third party financial institutions under which the Company may borrow and repay amounts up to a maximum of $200 million. Borrowings under the Line of Credit will bear interest generally at variable rates tied to LIBOR, an adjusted certificate of deposit rate or other short-term indices. The Company will use borrowings under the Line of Credit to assist in funding short-term cash management requirements. No debt was outstanding using this agreement at June 30, 1997.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the Notes to Consolidated Financial Statements - Contingencies regarding pending and threatened litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.



2           Agreement and Plan of Merger, dated June 6, 1997, between American
            States Financial Corporation, SAFECO Corporation, and ASFC
            Acquisition Co.

3.2 (1)     Bylaws of  American States Financial Corporation, as amended April
            10, 1997 to amend Section I of Article I and June 6, 1997 to add
            Section 13 of Article I.

10.9 (2)    Amendment to Section 4.1 of American States Financial Corporation
            Employees' Savings and Profit-Sharing Plan.

10.27 Voting, Support and Indemnification Agreement, dated June 6, 1997, between Lincoln National Corporation and SAFECO Corporation.

10.28 (1)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and R. A. Anker.

10.28 (2)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and J. R. Coffin.

10.28 (3)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and J. T. Gallogly.

10.28 (4)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and D. N. Hafling.

10.28 (5)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and T. R. Kaehr.

10.28 (6)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and W. J. Lawson.

10.28 (7)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and T. M. Ober.

10.28 (8)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and H. R. Simpson.

10.28 (9)   Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and T. R. Stephenson.

10.28 (10)  Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and J. E. Stoddard-Smith.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits (Continued)


10.28 (11)  Incentive Letter Agreement, dated April 1, 1997, between American
            States Financial Corporation and R. K. Young.

11          Computations of Earnings Per Share.

27          Financial Data Schedule.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

b) Reports on Form 8-K.

   The Registrant filed a Form 8K Current Report, dated June 6, 1997, pertaining to the Registrant entering into an Agreement and Plan of Merger with SAFECO Corporation.

                    AMERICAN STATES FINANCIAL CORPORATION
                  Exhibit Index for the Report on Form 10-Q
                     for the Quarter Ended June 30, 1997



 Exhibit                                                                  Page
  Number    Description                                                  Number
 -------    -----------                                                  ------
2           Agreement and Plan of Merger, dated June 6, 1997,
            between American States Financial Corporation, SAFECO
            Corporation, and ASFC  Acquisition Co.                           *

3.2 (1)     Bylaws of  American States Financial Corporation, as
            amended April 10, 1997 to amend Section I of Article I
            and June 6, 1997 to add Section 13 of Article I.                26

10.9 (2)    Amendment to Section 4.1 of American States Financial
            Corporation Employees' Savings and Profit-Sharing Plan.         39

10.27       Voting, Support and Indemnification Agreement,
            dated June 6, 1997, between Lincoln National Corporation
            and SAFECO Corporation.                                          *

10.28 (1)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and R. A. Anker.          40

10.28 (2)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and J. R. Coffin.         47

10.28 (3)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and J. T. Gallogly.       57

10.28 (4)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and D. N. Hafling.        67

10.28 (5)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and T. R. Kaehr.          77

10.28 (6)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and W. J. Lawson.         86

10.28 (7)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and T. M. Ober.           96

10.28 (8)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and H. R. Simpson.       106

10.28 (9)   Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and T. R. Stephenson.    116

10.28 (10)  Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and
            J. E. Stoddard-Smith.                                          126



* Incorporated by Reference to certain portions of the Registrant's Form 8-K, dated June 6, 1997.


 Exhibit                                                                  Page
 Number     Description                                                  Number
 ------     -----------                                                  ------
10.28 (11)  Incentive Letter Agreement, dated April 1, 1997, between
            American States Financial Corporation and R. K. Young.         136

11          Computations of Earnings Per Share.                            146

27          Financial Data Schedule.                                       147


                                SIGNATURE PAGE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American States Financial Corporation


                            by: /s/ THOMAS M. OBER
                                ------------------
                                Thomas M. Ober
                                Vice President, Secretary and General Counsel

                                /s/ THOMAS R. KAEHR
                                -------------------
                                Thomas R. Kaehr
                                Vice President and Chief Accounting Officer


Date: August  13, 1997
      ----------------
                                      25